Form 10-Q
period 2021-06-30
Macondray Capital Acquisition Corp. I
filed 2021-08-16
CIK 1852771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Macondray Capital Acquisition Corp. I
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40572	98-1593063
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

2995 Woodside Road, Suite 250 Woodside, California	94062
(Address of principal executive offices)	(Zip Code)

(650) 995-7205
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-third of one redeemable warrant	DRAYU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 per share	DRAY	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A ordinary share, par value $0.0001 per share, at an exercise price of $11.50 per share	DRAYW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒*

* The registrant became subject to such requirements on June 30, 2021, and it has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 13, 2021, 25,000,000 Class A ordinary shares, par value $0.0001, and 7,187,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.

MACONDRAY CAPITAL ACQUISITION CORP. I

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

CONDENSED BALANCE SHEET

June 30, 2021
(unaudited)
ASSETS
Current Assets:
Cash	$44,849
Total Current Assets	44,849
Deferred offering costs	395,271
Total Assets	$440,120

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Accrued formation costs	$6,930
Accrued offering costs	115,120
Note payable - Sponsor	300,000
Total Current Liabilities	422,050

Commitments and Contingencies (Note 6)

Shareholder’s Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,187,500 shares issued and outstanding (1) (2)	719
Additional paid-in capital	24,281
Accumulated deficit	(6,930)
Total Shareholder’s Equity	18,070
Total Liabilities and Shareholder’s Equity	$440,120
(1)	Includes an aggregate of up to 937,500 Class B ordinary shares previously subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The over-allotment option was exercised in full on August 5, 2021 and thus, these shares are no longer subject to forfeiture (see Notes 5 and 9).
(2)	On June 14, 2021, the Sponsor surrendered 718,750 Founder Shares to the Company for no consideration resulting in an aggregate of 7,187,500 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

		For the Period From
		March 15, 2021
	For the Three Months Ended	(Inception) Through
	June 30, 2021	June 30, 2021
Formation costs	$—	$6,930

Net loss	$—	$(6,930)

Weighted average shares outstanding, basic and diluted (1) (2)	6,250,000	6,250,000

Basic and diluted net loss per common share	$—	$—
(1)	Includes an aggregate of up to 937,500 Class B ordinary shares previously subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The over-allotment option was exercised in full on August 5, 2021 and thus, these shares are no longer subject to forfeiture (see Notes 5 and 9).
(2)	On June 14, 2021, the Sponsor surrendered 718,750 Founder Shares to the Company for no consideration resulting in an aggregate of 7,187,500 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM MARCH 15, 2021 (INCEPTION) THROUGH JUNE 30, 2021

			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance, March 15, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1) (2)	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	(6,930)	(6,930)
Balance, March 31, 2021	7,187,500	719	24,281	(6,930)	18,070
Net loss	—	—	—	—	—
Balance, June 30, 2021 (unaudited)	7,187,500	$719	$24,281	$(6,930)	$18,070
(1)	Includes an aggregate of up to 937,500 Class B ordinary shares previously subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The over-allotment option was exercised in full on August 5, 2021 and thus, these shares are no longer subject to forfeiture (see Notes 5 and 9).
(2)	On June 14, 2021, the Sponsor surrendered 718,750 Founder Shares to the Company for no consideration resulting in an aggregate of 7,187,500 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

For the Period From
March 15, 2021
(Inception) Through
June 30, 2021
(unaudited)
Cash flows from operating activities:
Net loss	$(6,930)
Changes in operating assets and liabilities:
Accrued formation costs	6,930
Accrued offering costs	(255,151)
Net cash used in operating activities	(255,151)

Cash flows from financing activities:
Proceeds from Sponsor note	300,000
Net cash provided by financing activities	300,000
Net change in cash	44,849
Cash at beginning of period	—
Cash at end of period	$44,849

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$370,271
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Organization and General

Macondray Capital Acquisition Corp. I (the “Company”) was incorporated in the Cayman Islands on March 15, 2021. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective acquisition target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Initial Financing

The Company’s sponsor is Macondray, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 30, 2021. On July 6, 2021, the Company closed its Initial Public Offering of 25,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $250 million, and incurring offering costs of approximately $14.4 million, inclusive of $8.75 million in deferred underwriting commissions (see Note 6). Each Unit consists of one of the Company’s Class A ordinary shares (the “Public Shares”) and one-third of one redeemable warrant (each, a “Warrant” and, collectively, the “Warrants”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 6,666,667 warrants (the “Private Placement Warrants”) to the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock Inc. (the “anchor investor”) at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,000,000.

The Trust Account

Following the closing of the Initial Public Offering on July 6, 2021, an amount of $252,500,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its second amended and restated memorandum and articles of association (the “Memorandum and Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Memorandum and Articles provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Memorandum and Articles (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company has not completed a Business Combination within 18 months (or 21 months, as applicable) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founders Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

At June 30, 2021, the Company had cash of $44,849 and a working capital deficit of $377,201. On July 6, 2021, the Company closed its Initial Public Offering of 25,000,000 Units at $10.00 per Unit, generating gross proceeds of $250 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,666,667 Private Placement Warrants to the Sponsor and the anchor investor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $10,000,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through a payment of $25,000 of certain deferred offering costs on the Company’s behalf by the Sponsor in exchange for the issuance of the Founder Shares and the proceeds of a loan of $300,000 under an unsecured and noninterest bearing promissory note (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Working Capital Loans (as defined in Note 5).

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering, as filed with the SEC on July 2, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 7, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, were charged to additional paid in capital upon completion of the Initial Public Offering. At June 30, 2021, the Company had deferred offering costs of $395,271.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares previously subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 937,500 Class B ordinary shares that were previously subject to forfeiture if the over-allotment option was not exercised by the underwriter (see Note 5). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 Inputs: Unadjusted quoted prices for identical assets or instruments in active markets.

Level 2 Inputs: Quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs: Significant inputs into the valuation model are unobservable.

The Company does not have any recurring Level 2 or Level 3 assets or liabilities. The carrying value of the Company’s financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments were recorded at fair value as of the closing date of the Initial Public Offering (July 6, 2021) and will be re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are derivative instruments.

Warrant Instruments

The Company account for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured at each balance sheet date in accordance with ASC Topic 820, “Fair Value Measurement” until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants will be estimated using an internal valuation model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $250,000,000. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and one-third of one redeemable warrant of the Company (each whole warrant, a “ Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of an aggregate of 6,666,667 Private Placement Warrants to the Sponsor and the anchor investor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,000,000.

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTIES

Founder Shares

On March 16, 2021, the Sponsor purchased 7,906,250 of the Company’s Class B ordinary shares  (the “Founder Shares”) in exchange for the Sponsor paying certain deferred offering costs of $25,000. On June 14, 2021, the Sponsor surrendered 718,750 Founder Shares to the Company for no consideration resulting in an aggregate of 7,187,500 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. The Founder Shares include an aggregate of up to 937,500 shares previously subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The over-allotment option was exercised in full on August 5, 2021 and thus, these shares are no longer subject to forfeiture (see Note 9).

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On March 16, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”),pursuant to which the Company was permitted to borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2021, there was $300,000 outstanding under the Promissory Note.

General and Administrative Services

Commencing on the date the Units were first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement that requires the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriter was entitled to a cash underwriting discount of $0.20 per Unit, or $5,000,000 in the aggregate (or $5,750,000 in the aggregate if the underwriter’s over-allotment option is exercised in full), paid upon the closing of the Initial Public Offering. In addition, the underwriter was entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate (or $10,062,500 in the aggregate if the underwriter’s over-allotment option is exercised in full). The deferred underwriting fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes the Business Combination, subject to the terms of the underwriting agreement. The over-allotment option was exercised in full on August 5, 2021 (see Note 9).

NOTE 7 — SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 7,187,500 Class B ordinary shares issued and outstanding, of which an aggregate of up to 937,500 Class B ordinary shares were previously subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part so that the number of Founder Shares -would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The over-allotment option was exercised in full on August 5, 2021 and thus, these shares are no longer subject to forfeiture (see Note 9).

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. In addition, in a vote to continue our company in a jurisdiction outside the Cayman Islands (including, but not limited to, the approval of the organizational documents for such jurisdiction) which requires the approval of at least two-thirds of the votes cast by the holders of the issued ordinary shares present in person or represented by proxy at a shareholders meeting, holders of our Class B ordinary shares will have ten votes for every Class B ordinary share and holders of our Class A ordinary shares will have one vote for every Class A ordinary share. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial Business Combination, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

NOTE 8 — WARRANT LIABILITIES

No warrants were outstanding at June 30, 2021. Public Warrants may only be exercised for a whole number of ordinary shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary shares is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary share at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company accounts for the 15,000,000 warrants issued in connection with the Initial Public Offering (the 8,333,333 Public Warrants and the 6,666,667 Private Placement Warrants assuming the underwriter’s over-allotment option is not exercised) in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 9 — SUBSEQUENT EVENTS

On July 6, 2021, the Company closed its Initial Public Offering of 25,000,000 Units at $10.00 per Unit, generating gross proceeds of $250 million, and incurring offering costs of approximately $14.4 million, inclusive of $8.75 million in deferred underwriting commissions (see Note 6). Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 6,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant with the Sponsor and the anchor investor, generating gross proceeds of $10.0 million. On August 5, 2021, the underwriter fully exercised the over-allotment option, and the closing occurred on August 10, 2021 resulting in the issuance by the Company of 3,750,000 Units at a price of $10.00 per Unit resulted in total gross proceeds of $37,500,000, and incurring offering costs of approximately $2.1 million, inclusive of $1.3 million in deferred underwriting commissions (see Note 6). Simultaneously with the closing of the over-allotment, the Company sold an additional 525,000 Private Placement Warrants to the Sponsor and 225,000 Private Placement Warrants to the anchor investor at a purchase price of $1.50 per warrant, generating gross proceeds of $1,125,000. In connection with the Private Placement, the Sponsor has agreed to sell 1,078,125 of our Class B ordinary shares to our anchor investor in connection with the closing of our initial Business Combination.  The Company currently expects to offset the excess of the fair value against the gross proceeds from the anchor investor as an adjustment in its additional paid-in capital in accordance with ASC 470 and Staff Accounting Bulletin Topic 5T.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Macondray Capital Acquisition Corp. I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on March 15, 2021 for the purpose of effecting a merger or mergers, amalgamation, share exchange, share purchase, asset acquisition, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our sponsor is Macondray, LLC, a Delaware limited liability company (“Sponsor”).

The registration statement for our Initial Public Offering (“Initial Public Offering”) was declared effective on June 30, 2021. On July 6, 2021, we consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.4 million, of which approximately $8.75 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock Inc. (collectively, the “Anchor Investor”), generating gross proceeds of $10.0 million.

Upon the closing of the Initial Public Offering and the Private Placement, $252.5 million ($10.10 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act, which invest only in direct U.S, government treasury obligations until the earlier of:  (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to our shareholders, as described below.

If we are unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering (or 21 months from the closing of the Initial Public Offering if we have executed a definitive agreement for a Business Combination within 18 months from the closing of the Initial Public Offering but have not completed a Business Combination within such 18 month period), or January 6, 2023 or April 6, 2023, as applicable (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Results of Operations

Our entire activity for the period March 15, 2021 (inception) through June 30, 2021 was completed for the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of approximately $0. Our business activities since our Initial Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $44,849 in cash and working capital of approximately $377,000.

Prior to the closing of our Initial Public Offering, our liquidity needs have been satisfied through a cash payment of $25,000 from our Sponsor in exchange for the issuance of Founder Shares (as defined below) and a loan of $300,000 (which was repaid on July 8, 2021) under a promissory note from our Sponsor. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Fair Value of Financial Instruments

The fair value of our assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. We determine fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 Inputs: Unadjusted quoted prices for identical assets or instruments in active markets.

Level 2 Inputs: Quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs: Significant inputs into the valuation model are unobservable.

We do not have any recurring Level 2 or Level 3 assets or liabilities. The carrying value of our financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Our derivative instruments were recorded at fair value as of the closing date of the Initial Public Offering (July 6, 2021) and will be re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the Public Warrants and the Private Placement Warrants are derivative instruments.

Warrant Instruments

We account for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in our statement of operations. The fair value of the Public Warrants and the Private Placement Warrants will be estimated using an internal valuation model. Our valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares previously subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 937,500 Class B ordinary shares that were previously subject to forfeiture if the over-allotment option was not exercised by the underwriters. As of June 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

On March 16, 2021, the Sponsor paid $25,000 to cover certain deferred offering costs of the Company in consideration for the issuance of 7,906,250 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On June 14, 2021, the Sponsor surrendered 718,750 Founder Shares to us for no consideration resulting in an aggregate of 7,187,500 Founder Shares outstanding (up to 937,500 Founder Shares that were previously subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised).

On June 30, 2021, we consummated the Private Placement of 6,666,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor and the anchor investor, generating gross proceeds of $10.0 million. These issuances will be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On July 6, 2021, we consummated the Initial Public Offering of 25,000,000 Units at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.4 million, of which approximately $8.75 million was for deferred underwriting commissions.

After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the other offering costs incurred, $252.5 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the Private Placement (or $10.10 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits.

Exhibit

Number	Description
3.1

Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40572) filed with the SEC on July 7, 2021).

4.1

Warrant Agreement, dated June 30, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40572) filed with the SEC on July 7, 2021).

10.1

Insider Letter Agreement, dated June 30, 2021, by and among the Company, each of its officers, directors and board advisors, and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40572) filed with the SEC on July 7, 2021).

10.2

Investment Management Trust Agreement, dated June 30, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40572) filed with the SEC on July 7, 2021).

10.3

Registration Rights Agreement, dated June 30, 2021, by and among the Company, the Sponsor, the independent directors and board advisors and certain funds and accounts managed by subsidiaries of BlackRock, Inc (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40572) filed with the SEC on July 7, 2021).

10.4

Private Placement Warrants Purchase Agreement, dated June 30, 2021, by and between the Company and the Sponsor  (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40572) filed with the SEC on July 7, 2021).

10.5

Administrative Services Agreement, dated June 30, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40572) filed with the SEC on July 7, 2021).

10.6

Indemnity Agreement, dated June 30, 2021, by and between the Company and R. Grady Burnett (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40572) filed with the SEC on July 7, 2021).

10.7

Indemnity Agreement, dated June 30, 2021, by and between the Company and W. Lance Conn (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-40572) filed with the SEC on July 7, 2021).

10.8

Indemnity Agreement, dated June 30, 2021, by and between the Company and Gretchen Howard (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-40572) filed with the SEC on July 7, 2021).

10.9

Indemnity Agreement, dated June 30, 2021, by and between the Company and Claire Johnson (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-40572) filed with the SEC on July 7, 2021).

10.10

Indemnity Agreement, dated June 30, 2021, by and between the Company and Obinna Onyeagoro (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-40572) filed with the SEC on July 7, 2021).

10.11

Indemnity Agreement, dated June 30, 2021, by and between the Company and Andrew Sheehan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-40572) filed with the SEC on July 7, 2021).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August 2021.

MACONDRAY CAPITAL ACQUISITION CORP. I
By:	/s/ R. Grady Burnett
Name:	R. Grady Burnett
Title:	Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ W. Lance Conn
Name:	W. Lance Conn
Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer)