Form 10-Q/A
period 2021-06-30
Macondray Capital Acquisition Corp. I
filed 2021-08-24
CIK 1852771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of August 13, 2021, 28,750,000 Class A ordinary shares, par value $0.0001, and 7,187,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to this Form 10-Q for the sole purpose of correcting the number of outstanding shares on the cover page of this Form 10-Q, which did not reflect the exercise of the over-allotment option. As of August 13, 2021, 28,750,000 Class A ordinary shares, par value $0.0001, and 7,187,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.

i

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of August 2021.

MACONDRAY CAPITAL ACQUISITION CORP. I
By:	/s/ R. Grady Burnett
Name:	R. Grady Burnett
Title:	Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ W. Lance Conn
Name:	W. Lance Conn
Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer)