Form 10-Q
period 2021-09-30
Macondray Capital Acquisition Corp. I
filed 2021-11-22
CIK 1852771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2021

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

As of November 19, 2021, 28,750,000 Class A ordinary shares, par value $0.0001, and 7,187,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.

MACONDRAY CAPITAL ACQUISITION CORP. I

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

CONDENSED BALANCE SHEET

September 30, 2021

(unaudited)

ASSETS
Current Assets:
Cash	$831,617
Prepaid expenses	357,600
Total Current Assets	1,189,217

Prepaid expenses	258,750
Investments held in Trust Account	290,378,736

Total Assets	$291,826,703

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Derivative warrant liabilities	9,260,666
Deferred underwriting commission	10,062,500

Total Liabilities	19,323,166

COMMITMENTS AND CONTINGENCIES (NOTE 7)

Class A ordinary shares subject to possible redemption; 28,750,000 shares (at $10.10 per share)	290,375,000

Shareholders' deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 300,000,000 shares authorized, -0- shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value, 30,000,000 shares authorized, 7,187,500 shares issued and outstanding	719
Additional paid-in capital	—
Accumulated deficit	(17,872,182)
Total Shareholders' Deficit	(17,871,463)
Total Liabilities and Shareholders’ Deficit	$291,826,703

The accompanying notes are an integral part of these unaudited condensed financial statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

		For the Period From
		March 15, 2021
	For the Three Months Ended	(Inception) Through
	September 30, 2021	September 30, 2021
Expenses:
Administrative fee – related party	$15,000	$15,000
General and administrative costs	404,235	411,165

Operating loss	(419,235)	(426,165)

Other income (expense):
Dividend income	3,736	3,736
Change in fair value of derivative liabilities	10,018,501	10,018,501
Warrant related expenses	(1,053,211)	(1,053,211)

Total other income	8,969,026	8,969,026

Net income	$8,549,791	$8,542,861

Class A Ordinary Shares subject to possible redemption – Weighted average shares outstanding, basic and diluted	25,728,022	11,765,075

Class A Ordinary Shares subject to possible redemption – Basic and diluted net income per ordinary share	$0.26	$0.45

Class B Ordinary Shares - Weighted average shares outstanding, basic and diluted (1)	7,187,500	7,187,500

Class B Ordinary Shares - Basic and diluted net income per common share	$0.26	$0.45

(1)	On June 14, 2021, the Sponsor surrendered 718,750 Founder Shares to the Company for no consideration resulting in an aggregate of 7,187,500 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM MARCH 15, 2021

(INCEPTION) THROUGH SEPTEMBER 30, 2021

(unaudited)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(6,930)	(6,930)
Balance, March 31, 2021	—	—	7,187,500	719	24,281	(6,930)	18,070
Net loss	—	—	—	—	—	—	—
Balance, June 30, 2021	—	—	7,187,500	719	24,281	(6,930)	18,070
Class A ordinary shares accretion to redemption value (Restated - see Note 2)	—	—	—	—	(24,281)	(26,415,043)	(26,439,324)
Net income	—	—	—	—	—	8,549,791	8,549,791
Balance, September 30, 2021	—	$—	7,187,500	$719	$—	$(17,872,182)	$(17,871,463)
(1)	On June 14, 2021, the Sponsor surrendered 718,750 Founder Shares to the Company for no consideration resulting in an aggregate of 7,187,500 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

For the Period From
March 15, 2021
(Inception) Through
September 30, 2021
(unaudited)
Cash flows from operating activities:
Net income	$8,542,861
Adjustments to reconcile net income to net cash used in operating activities:
Transaction costs allocable to warrants	1,053,211
Dividends earned on assets held in the Trust	(3,736)
Changes in operating assets and liabilities:
Prepaid expenses	(616,350)
Change in derivative warrant liability	(10,018,501)
Net cash used in operating activities	(1,042,515)

Cash flows from investing activities:
Cash deposited into trust account	(290,375,000)
Net cash used in investing activities	(290,375,000)

Cash flows from financing activities:
Sale of units in public offering, net	281,099,132
Sale of warrants in private offering	11,125,000
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from Sponsor note	300,000
Repayment of Sponsor note	(300,000)
Net cash provided by financing activities	292,249,132

Net change in cash	831,617
Cash at beginning of period	—
Cash at end of period	$831,617

Non-cash financing activities:
Initial classification of potentially redeemable ordinary shares	$290,375,000
Deferred underwriters’ fees	$10,062,500
Initial classification of derivative warrant liability	$19,279,167

The accompanying notes are an integral part of these unaudited condensed financial statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective acquisition target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Financing

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 6,666,667 warrants (the “Private Placement Warrants”) to the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock Inc. (the “anchor investor”) at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,000,000. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investors to be $6,900,000, or $6.4 per share. The fair value of the Founder Shares were valued using Monte Carlo model. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. $472,827 was expensed in the statement of operations and the remainder was charged to shareholders’ equity.

Subsequently, on August 5, 2021, the underwriter fully exercised the over-allotment option, and the closing of the issuance and sale of the over-allotment units occurred on August 10, 2021. The issuance by the Company of the over-allotment units at a price of $10.00 per over-allotment unit resulted in total gross proceeds of $37,500,000. On August 10, 2021, simultaneously with the issuance and sale of the over-allotment units, the Company consummated the sale of an additional 525,000 warrants to the Sponsor and 225,000 warrants to the Anchor Investor, at a purchase price of $1.50 per warrant, generating gross proceeds of $1,125,000.

The Trust Account

Following the closing of the Initial Public Offering on July 6, 2021 and the over-allotment option on August 10, 2021, an amount of $290,375,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

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

All of the Class A Ordinary Shares contain a redemption feature which allows for the redemption of such Class A Ordinary Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s initial business combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provision not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A Ordinary Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Class A Ordinary Shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20. The Class A Ordinary Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement was treated as a deemed dividend (i.e., a reduction to retained earnings, or in the absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Class A Ordinary Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its second amended and restated memorandum and articles of association (the “Memorandum and Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

Liquidity and Capital Resources

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

As of September 30, 2021, cash and working capital were $831,617 and $1,189,217, respectively.

Subsequently, on August 10, 2021, the Company closed the over-allotment option resulting in total gross proceeds of $37,500,000. Simultaneously with the issuance and sale of the over-allotment units, the Company consummated the sale of an additional 525,000 warrants to the Sponsor and 225,000 warrants to the Anchor Investor, at a purchase price of $1.50 per warrant, generating gross proceeds of $1,125,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering and over-allotment option were satisfied through a payment of $25,000 of certain deferred offering costs on the Company’s behalf by the Sponsor in exchange for the issuance of the Founder Shares and the proceeds of a loan of $300,000 under an unsecured and noninterest bearing promissory note (see Note 5). Subsequent to the consummation of the Initial Public Offering and over-allotment option, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering, Private Placement and over-allotment option held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Working Capital Loans (as defined in Note 5).

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

NOTE 2 — RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly presented its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.10 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity (the “Reclassification Error”). This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

The impact on previously issued financial statements is presented below.

	As previously reported	Restatement	As restated
July 6, 2021 Audited balance sheet (Form 8-K)
Temporary equity	222,800,530	29,699,470	252,500,000
Shareholders’ equity (deficit)
Class A Ordinary Shares	294	(294)	—
Class B Ordinary Shares	719	—	719
APIC	5,586,302	(5,586,302)	—
Accumulated deficit	(587,314)	(24,112,874)	(24,700,188)
Total shareholders’ equity (deficit)	5,000,001	(29,699,470)	(24,699,469)
Shares subject to possible redemption	22,059,458	2,940,542	25,000,000

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its initial public offering, as filed with the SEC on June 21, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 7, 2021.

In the opinion of the Company's management, the unaudited financial statements as of September 30, 2021 and for the period from March 15, 2021 (inception) through September 30, 2021 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2021 and its results of operations and cash flows for the period from March 15, 2021 (inception) through September 30, 2021. The results of operations for the period from March 15, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

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

One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates

Instrument Held In Trust Account

Investment held in trust account totaled $290,378,736 and are invested a money market fund and carried at fair value.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Other offering costs of $650,866 consist principally of costs incurred in connection with formation of the Company and preparation for the Initial Public Offering. These costs, together with the underwriter discount of $13,750,000 were charged to additional paid-in capital upon completion of the Initial Public Offering. Of these costs, $580,384 of which was allocated to the Public Warrants and the Private Placement Warrants, were expensed as incurred.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.”  Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The

Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, the Class A ordinary shares subject to possible redemption in the amount of $290,375,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

All of the Class A ordinary share sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.

If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.  The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement adjustment from initial carrying amount to redemption book value. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$287,500,000
Less:
Proceeds allocated to Public Warrants	9,750,000
Ordinary share issuance costs	$13,814,324
Plus:
Remeasurement adjustment of carrying value to redemption value	26,439,324
Ordinary shares subject to possible redemption	$290,375,000

Net Income per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

			For the Period from
			March 15, 2021
	Three Months Ended		(inception) Through
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$6,682,841	$1,866,950	$5,303,100	$3,239,761
Denominator:
Basic and diluted weighted average common shares outstatnding	25,728,022	7,187,500	11,765,075	7,187,500
Basic and diluted net income per common share	0.26	0.26	0.45	0.45

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

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and contingent forward purchase units and then the Class A ordinary shares.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major seperation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company on January 1, 2022. Adoption of the ASU is not expected to impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, except for the above, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company initially sold 25,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $250,000,000. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and one-third of one redeemable warrant of the Company (each whole warrant, a “ Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment.

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 — RELATED PARTIES

Founder Shares

On March 16, 2021, the Sponsor purchased 7,906,250 of the Company’s Class B ordinary shares  (the “Founder Shares”) in exchange for the Sponsor paying certain deferred offering costs of $25,000. On June 14, 2021, the Sponsor surrendered 718,750 Founder Shares to the Company for no consideration resulting in an aggregate of 7,187,500 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. The Founder Shares include an aggregate of up to 937,500 shares subject to forfeiture to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The over-allotment option was exercised in full on August 10, 2021 and thus, these shares are no longer subject to forfeiture .

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

Promissory Note — Related Party

On March 16, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company was permitted to borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2021, there was no outstanding balance under the Promissory Note.

General and Administrative Services

Commencing on the date the Units were first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The over-allotment option was fully exercised on August 10, 2021.

The underwriter was entitled to a cash underwriting discount of $0.20 per Unit, or $5,750,000 in the aggregate, paid upon the closing. In addition, the underwriter was entitled to a deferred fee of $0.35 per Unit, or $10,062,500 in the aggregate. The deferred underwriting fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes the Business Combination, subject to the terms of the underwriting agreement. The over-allotment option was exercised in full on August 10, 2021.

NOTE 8 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were no Class A ordinary shares issued or outstanding, exclusive of 28,750,000 shares classified as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

NOTE 9 — WARRANT LIABILITIES

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

The Company accounts for the 17,000,000 warrants issued in connection with the Initial Public Offering and the over-allotment (the 9,583,333 Public Warrants and the 7,416,667 Private Placement Warrants assuming the underwriter’s over-allotment option is not exercised) in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 10 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Investments held in Trust Account	1	$290,378,736
Liabilities:
Warrant liability – Private Placement Warrants	3	$4,227,500
Warrant liability – Public Warrants	1	$5,033,166

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-third of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity), Class A ordinary shares (permanent equity) and Class B ordinary (permanent equity) based on their relative fair values at the initial measurement date. Initially the Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. At September 30, 2021, the Public Warrants were classified within Level 1 of the fair value hierarchy doe to quoted prices in active markets for identical assets or liabilities.

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model were as follows during the measurement period:

September 30,
2021
Risk-free interest rate	1.11-1.20%
Expected life of grants	6.0-6.25	years
Expected volatility of underlying stock	9.5-17.0%
Dividends	0%

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2021 and the period March 15, 2021 through September 30, 2021:

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, March 15, 2021	$—
Derivative liabilities recorded on issuance of derivative Warrants	19,279,167
Transfer of public warrants from Level 3 to Level 1	(11,212,500)
Change in fair value of derivative liabilities	(3,839,167)
Balance, September 30, 2021	$4,227,500

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent event that would have required adjustment or disclosure in the financial statements.

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

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our Post IPO Balance Sheet financial statement as of July 6, 2021. Management identified errors made in its historical financial statement where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.10 per share of Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

Subsequently, on August 5, 2021, the underwriter fully exercised the over-allotment option, and the closing of the issuance and sale of the over-allotment units occurred on August 10, 2021. The issuance by us of the over-allotment units at a price of $10.00 per over-allotment unit resulted in total gross proceeds of $37,500,000. On August 10, 2021, simultaneously with the issuance and sale of the over-allotment units, we consummated the sale of an additional 525,000 warrants to the Sponsor and 225,000 warrants to the Anchor Investor, at a purchase price of $1.50 per warrant, generating gross proceeds of $1,125,000.

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

Results of Operations

Our entire activity for the period March 15, 2021 (inception) through September 30, 2021 was for completion of the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 15, 2021 (inception) through September 30, 2021, we had net income of approximately $8.5 million, which was primarily comprised change in fair value derivative warrant liabilities of $10 million partially offset by $1.1 million of warrant related expenses and general and administrative expenses of $0.4 million.

For the three months ended September 30, 2021, we had net income of approximately $8.5 million, which was primarily comprised change in fair value derivative warrant liabilities of $10 million partially offset by $1.1 million of warrant related expenses and general and administrative expenses of $0.4 million.

Our business activities since our Initial Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of September 30, 2021, we had $831,617 in cash. Net cash used in operating activities for the period from March 15, 2021 through September 30, 2021 was $1,042,515. Net cash used in investing activities was $290,375,000. Net cash provided by financing activities was $292, 249,132.

Prior to the closing of our Initial Public Offering, our liquidity needs have been satisfied through a cash payment of $25,000 from our Sponsor in exchange for the issuance of Founder Shares (as defined below) and a loan of $300,000 (which was repaid on July 8,

2021) under a promissory note from our Sponsor. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B ordinary are presented as one class of stock in calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B ordinary shares. As of September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging--Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company on January 1, 2022. Adoption of the ASU is not expected to impact the Company’s financial position, result of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, solely due to the Reclassification Error, our disclosure controls and procedures were not effective as of September 30, 2021. due to a material weakness  evaluating accountnng for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception described above.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC and the below risk factors. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have concluded that our disclosure controls and procedures were not effective as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly presented its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.10 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. As a result, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to improve our internal control over financial reporting. These remediation measures may be time consuming and costly, and there is no assurance that these initiatives will ultimately have the intended effects.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. If we identify any material weaknesses in internal control over financial reporting, any such material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

On March 16, 2021, the Sponsor paid $25,000 to cover certain deferred offering costs of the Company in consideration for the issuance of 7,906,250 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On June 14, 2021, the Sponsor surrendered 718,750 Founder Shares to us for no consideration resulting in an aggregate of 7,187,500 Founder Shares outstanding (up to 937,500 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised).

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

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of November 2021.

MACONDRAY CAPITAL ACQUISITION CORP. I
By:	/s/ R. Grady Burnett
Name:	R. Grady Burnett
Title:	Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ W. Lance Conn
Name:	W. Lance Conn
Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer)