Form 10-K
period 2021-12-31
Macondray Capital Acquisition Corp. I
filed 2022-04-15
CIK 1852771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

Commission File Number 001-40572

MACONDRAY CAPITAL ACQUISITION CORP. I
(Exact name of Registrant as specified in its Charter)

Cayman Islands	98-1593063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2995 Woodside Road, Suite 250 Woodside, California	94062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 995-7205

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-third of one redeemable warrant	DRAYU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 per share	DRAY	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A ordinary share, par value $0.0001 per share, at an exercise price of $11.50 per share	DRAYW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☒ NO ☐

Macondray Capital Acquisition Corp. I completed the initial public offering of its units on July 6, 2021. Accordingly, there was no public market for the registrant’s ordinary shares as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.  The registrant’s units began trading on the Nasdaq Stock Market on July 1, 2021.  As of August 27, 2021, the aggregate market value of Class A ordinary shares held by non-affiliates of the registrant was $279,737,500.

As of April 13, 2022, 28,750,000 Class A ordinary shares, par value, $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ii

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report on Form 10-K. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

We maintain a corporate website at macondraycap.com. The information that may be contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference in, or otherwise a part of, this report.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are more fully described below in the section titled “Risk Factors.” This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary, you should consider the information set forth in the “Risk Factors” section and the other information contained in this Annual Report before investing in our securities.

Risks relating to our search for, and consummation of or inability to consummate, a business combination, including risks and uncertainties surrounding:

●	our ability to approve the merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”) without affording public shareholders a vote and complete our Initial Business Combination without the support of a majority of our public shareholders;
●	the fact that the holders of our initial shares, (the “Initial Shareholders”), directors and officers have agreed to vote in favor of the Initial Business Combination we propose regardless of how our public shareholders vote;
●	our public shareholders’ ability to exercise redemption rights, including their ability to effect an investment decision only by redeeming shares for cash;
●	the requirement that we complete our Initial Business Combination within 18 months (or 21 months, as applicable) and any potential leverage this could give prospective targets;
●	our ability search for a business combination and to consummate an Initial Business Combination due to the uncertainty resulting from the Coronavirus disease 2019 (“COVID-19”) pandemic;
●	our pool of prospective target business, including our ability to select an appropriate target business and our expectations around the performance of the prospective target businesses; and
●	our potential ability to obtain additional financing if necessary to complete our Initial Business Combination.

i

Risks relating to our securities, including risks and uncertainties surrounding:

●	the possibility that the Nasdaq Stock Exchange (“Nasdaq”) may delist our securities from trading on its exchange;
●	being declared an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) or a passive foreign investment company (“PFIC”);
●	our ability to amend the terms of warrants with approval of holders of at least 50% of the then outstanding public warrants in a manner that may be adverse to the holders thereof;
●	our ability to redeem their unexpired warrants prior to their exercise at a time that would make them worthless;
●	the grant of registration rights which may inhibit the completion of our Initial Business Combination or adversely affect the market price of our Class A ordinary shares (“Class A Ordinary Shares”); and
●	potential lack of liquidity and trading of our securities.

Risks relating to our management, including risks and uncertainties surrounding:

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Initial Business Combination;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our sponsor, Macondray, LLC (our “Sponsor”), officers and directors losing their entire investment in us if our Initial Business Combination is not completed; and
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Initial Business Combination.
●	Since our Sponsor, executive officers and directors will lose their entire investment in us if our Initial Business Combination is not completed (other than with respect to public shares they may acquire in connection with the initial public offering (the “Initial Public Offering”)), and because our Sponsor, officers and directors who have an interest in certain Class B ordinary shares (“Class B Ordinary Shares”) purchased at $0.003 per share (the “Founder Shares”) may profit substantially from a business combination even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Initial Business Combination.

Other general risks, including risks and uncertainties surrounding:

●	being a blank check company with no operating history and no revenues;
●	our ability to comply with changing laws and regulations;
●	data privacy and security breaches;
●	acquiring and operating a business in foreign countries; and
●	being a company incorporated in the Cayman Islands.

ii

PART I

Item 1. Business

General

We are a blank check company incorporated as a Cayman Islands exempted company on March 15, 2021 for the purpose of effecting the Initial Business Combination. Our Sponsor is a Delaware limited liability company. We have reviewed, and continue to review, a number of opportunities to enter into an Initial Business Combination with an operating business, but we are not able to determine at this time whether we will complete an Initial Business Combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On July 6, 2021, we consummated our Initial Public Offering of 25,000,000 units (the “Units”). Each Unit consists of one Class A Ordinary Share, par value $0.0001 per share, and one-third of one redeemable warrant of the Company. Each whole warrant is exercisable to purchase one Class A Ordinary Share of the Company at a price of $11.50 per share. Only whole warrants are exercisable. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $250,000,000 (before underwriting discounts and commissions and offering expenses).

Simultaneously with the closing of the Initial Public Offering, pursuant to (i) the Private Placement Warrants Purchase Agreement between us and our Sponsor, dated June 30, 2021, and (ii) the Amended and Restated Subscription Agreements by and among us, the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc (the “Anchor Investor”), dated June 17, 2021, we completed the private sale of 4,666,667 warrants to the Sponsor and 2,000,000 warrants to the Anchor Investor, respectively (collectively, the “Initial Private Placement”), at a purchase price of $1.50 per warrant, generating gross proceeds of $10,000,000.

On July 6, 2021, a total of $252,500,000, comprised of $245,000,000 of the proceeds from the Initial Public Offering (which amount includes $8,750,000 of the underwriters’ deferred discount payable to the underwriters solely in the event that the Company completes an Initial Business Combination, subject to the terms of the Underwriting Agreement, dated June 30, 2021, by and between us and B. Riley Securities, Inc., as underwriter) and $7,500,000 of the proceeds from the sale of the Initial Private Placement, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Subsequently, on August 5, 2021, the underwriter fully exercised its 45-day option (the “Over-Allotment Option”) to purchase an additional 3,750,000 Units (the “Over-Allotment Units”) to cover over-allotments, and the closing of the issuance and sale of the Over-Allotment Units occurred on August 10, 2021. The issuance of the Over-Allotment Units at a price of $10.00 per Over-Allotment Unit resulted in total gross proceeds of $37,500,000. On August 10, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, we consummated the sale of an additional 525,000 warrants to the Sponsor and 225,000 warrants to the Anchor Investor (the “Over-Allotment Private Placement, and, together with the Initial Private Placement, the “Private Placements,” and each warrant issued in the Private Placements, a “Private Placement Warrant”), at a purchase price of $1.50 per Private Placement Warrant generating gross proceeds of $1,125,000. The Private Placement Warrant issued in connection with the Over-Allotment Private Placement were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as the transaction did not involve a public offering.

Business Strategy

To be successful in today’s competitive technology landscape, we believe it is important to have recent and relevant operational experience in high-growth companies coupled with deep ties to the venture capital and private equity funding ecosystem and experience working on public company boards. It is vital that the team have experience working together, aligned interests, and a mindset that puts the company first. We have applied this lens when building our team and business strategy.

Our team is comprised of industry leaders who have deep experience as executives, investors and board members in some of the most significant technology companies and platforms of this era. We intend to source Initial Business Combination opportunities through our team’s extensive networks. Over the course of their careers, the members of our team have developed a broad network of contacts and corporate relationships across the venture capital, growth equity and private equity landscape, and including founders, seasoned executives and operators at the premier and emerging technology companies. Our team will activate these close relationships to quickly build a robust flow of acquisition opportunities.

We intend to partner with the management, owners and founders of a target business to understand their goals, objectives, opportunities and limitations in order to align on the best long-term path for the company. We intend to focus our efforts on excellent companies where we believe the combination of our operating experience and professional relationships can be beneficial to the growth strategy of the target business. We will trust them to build an enduring, successful company, and we will be there as a partner to support them through the ups and downs on that journey. We believe that our team will be an attractive partner to the founders, executives and board members of target companies given our collective experience helping to build some of the most iconic companies of today.

Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

We believe this network has provided our management team with a robust and consistent flow of acquisition opportunities which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with our Sponsor, directors or officers, or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, directors or officers. In the event we seek to complete an Initial Business Combination with a target that is affiliated with our Sponsor, directors or officers, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that such an Initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our directors own our Founder Shares, Class A Ordinary Shares and/or Private Placement Warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination. In particular, because the Founder Shares were purchased at approximately $0.003 per share, the holders of our Founder Shares (including members of our management team that directly or indirectly own Founder Shares) could make a substantial profit after our Initial Business Combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the Initial Business Combination). Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our Initial Business Combination.

If any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have fiduciary duties or contractual obligations that may take priority over their duties to us.

Business Combination Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating Initial Business Combination opportunities, but we may decide to consummate our Initial Business Combination with a target business that does not meet one or more of these criteria and guidelines.

Middle-Market Businesses.  We will seek to acquire one or more businesses with an enterprise value of approximately $1.5 billion and up, although we may find an attractive deal below that range.

Strong Management Teams with a Proven Track Record.  We intend to seek target companies who serve a large addressable market, have strong management teams, and a proven track record of driving technological innovation and growth.

Targets that can Benefit from our Team’s Relationships and Experience.  We intend to capitalize on the ability of our team to identify and acquire a business or businesses that can benefit from our team’s operating expertise and relationships. We will seek to partner with potential target’s management team and expect that the operational abilities of our management and board will help potential target company to unlock opportunities for future growth. Our team is committed to providing support, guidance and, where necessary, additional management talent to help the company achieve the next level of excellence.

Growth Opportunities through Capital Investment.  We intend to seek candidates with significant growth potential who will benefit from additional capital investment through a business combination. These target companies may have the opportunity to expand product lines, geographical regions, teams, grow through acquisition or all of the above.

Benefit from being a Public Company.  We plan to evaluate companies that are well run, serve a large market, and can benefit greatly from becoming a public company and the associated public profile and broader access to capital.

Risk-Adjusted Return.  We intend to acquire one or more companies that we believe can offer attractive risk-adjusted returns on investments for our shareholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our Initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our Initial Business Combination, which would be in the form of proxy solicitation materials or tender offer documents, as applicable, that we would file with the U.S. Securities and Exchange Commission (the “SEC”). In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management, board members and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Selection of a Target Business and Structuring of our Initial Business Combination

To the extent we effect our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot promise that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information, which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our Initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Initial Business Combination

Nasdaq listing rules require that our Initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account). We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our Initial Business Combination, although there is no assurance that will be the case. Additionally, pursuant to Nasdaq rules, any Initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our Initial Business Combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our Initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our Initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our Initial Business Combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our Initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our Initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our Initial Business Combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses.

We have until January 6, 2023 or April 6, 2023 (within 18 months from the closing of the Initial Public Offering or 21 months from the closing of the Initial Public Offering if we have executed a definitive agreement for an Initial Business Combination within 18 months from the closing of the Initial Public Offering but have not completed an Initial Business Combination within such 18 month period), as applicable, to complete our Initial Business Combination.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our Initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the Initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our Initial Business Combination, we will be required to purchase any ordinary shares properly delivered for redemption and not withdrawn. The amount held in the trust account is $10.10 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our Initial Business Combination with respect to our warrants. Our Initial Shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with the completion of our Initial Business Combination.

Limitations on Redemptions

Our second amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 following such redemptions. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our Initial Business Combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Limitation on Redemption Rights of Shareholders Holding More than 20% of the Shares Sold in the Initial Public Offering if we Hold a Shareholder Vote

If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our second amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares, without our prior consent. We believe this restriction discourages shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 20% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our Initial Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination.

Redemption of Class A Ordinary Shares and Liquidation if No Initial Business Combination

We only have 18 months (or 21 months, as applicable) from the closing of the Initial Public Offering to complete our Initial Business Combination. If we have not completed our Initial Business Combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our Initial Business Combination within the allotted time period.

Our Initial Shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their Founder Shares if we fail to complete our Initial Business Combination within 18 months (or 21 months, as applicable) from the closing of the Initial Public Offering. However, if our Initial Shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our Initial Business Combination within the allotted time period.

Our Sponsor, directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 18 months (or 21 months, as applicable) from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-Initial Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 following such redemptions.

Other Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are taking advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non- affiliates exceeds $700 million as of the end of the prior fiscal year’s second quarter and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (1) on or in respect of our shares, debentures or other obligations or (2) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our Initial Business Combination and we are obligated to pay cash for our Class A Ordinary Shares, it will potentially reduce the resources available to us for our Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Facilities

We currently maintain our executive offices at 2995 Woodside Road, Suite 250, Woodside, CA 94062. The cost for our use of this space is included in the $5,000 per month fee we will pay to our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have two officers: R. Grady Burnett, Co-Chief Executive Officer and Chairman of our board of directors and W. Lance Conn, Co-Chief Executive Officer, Chief Financial Officer and one of our directors. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our Initial Business Combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 2995 Woodside Road, Suite 250, Woodside, CA 94062 or by telephone at (650) 995-7205.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, an Initial Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our Initial Business Combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our Initial Business Combination unless the business combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our Initial Business Combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate.

If we seek shareholder approval of our Initial Business Combination, our Initial Shareholders, directors and officers have agreed to vote in favor of such Initial Business Combination, regardless of how our public shareholders vote.

Unlike some other blank check companies in which the Initial Shareholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public shareholders in connection with an Initial Business Combination, our Initial Shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any public shares held by them in favor of our Initial Business Combination. As a result, in addition to our Initial Shareholders’ Founder Shares, we would need 10,781,250, or 30.0% (assuming all issued and outstanding shares are voted), or 1,796,875, or 5.0% (assuming only the minimum number of shares representing a quorum are voted ), of the 28,750,000 public shares sold in the Initial Public Offering be voted in favor of an Initial Business Combination in order to have such Initial Business Combination approved, assuming no resolution or other approval is required pursuant to Cayman Islands or other applicable law. If our Anchor Investor votes the shares underlying its Units in favor of our Initial Business Combination, we would need only 7,963,750, or approximately 22.2% (assuming all issued and outstanding shares are voted), or zero (assuming only the minimum number of shares representing a quorum are voted) of the remaining public shares sold in the Initial Public Offering to be voted in favor of an Initial Business Combination. However, our Anchor Investor is not required to vote its public shares in favor of our Initial Business Combination. We expect that our Initial Shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our Initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public shareholders.

Our public shareholders only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of the right to redeem their shares from us for cash, unless we seek shareholder approval of such business combination.

Our public shareholders will not be provided with an opportunity to evaluate the specific merits or risks of our Initial Business Combination. Additionally, since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our Initial Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an Initial Business Combination. If we are able to consummate an Initial Business Combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our Initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our Initial Business Combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Initial Business Combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The requirement that we complete our Initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our Initial Business Combination within 18 months (or 21 months, as applicable) from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the end of the 18-month period. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our Initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, directors and officers have agreed that we must complete our Initial Business Combination within 18 months (or 21 months, as applicable) from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our Initial Business Combination within such time period. Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or military conflicts, including between Russia and Ukraine, and related sanctions, or a significant outbreak of infectious diseases like the ongoing COVID-19 pandemic. For example, while the extent of the impact of the outbreak of COVID-19 on us will depend on future developments, it could limit our ability to complete our Initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, or if vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters, military conflicts or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our Initial Business Combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.10 per share, or less than $10.10 per share, on the redemption of their shares, and our warrants will expire worthless.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.

In March 2020, the outbreak of COVID-19 was declared a global pandemic by the World Health Organization, leading to government-imposed quarantines, travel restrictions, “stay-at-home” orders and similar mandates requiring many individuals to substantially restrict daily activities and for businesses to curtail or cease normal operations. The ongoing impact of the COVID-19 pandemic, including changes in consumer behavior, pandemic fears and market downturns, as well as restrictions on business and individual activities, has led to significant global economic disruption. The COVID-19 pandemic, including new variants such as Delta and Omicron, has resulted, and a significant outbreak of other infectious diseases could in the future result, in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to the COVID-19 pandemic continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which the COVID-19 pandemic impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning new variants of COVID-19 and the actions to contain and treat the impact of COVID-19 and new variants, among others. Despite the increased availability of vaccines in most jurisdictions, the COVID-19 pandemic is predicted to continue, specifically as a result of the Omicron variant and its high transmission rate. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may depend on our ability to raise equity and debt financing which may be impacted by the COVID-19 pandemic and other events could have a material adverse effect on our ability to raise adequate financing, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Initial Business Combination and could even result in our inability to find a target or to consummate an Initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an Initial Business Combination, and there are still many special purpose acquisition companies seeking targets for their Initial Business Combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an Initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an Initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an Initial Business Combination, and may result in our inability to consummate an Initial Business Combination on terms favorable to our investors altogether.

If we seek shareholder approval of our Initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our Initial Business Combination. Additionally, at any time at or prior to our Initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our Initial Business Combination or not redeem their public shares. However, our Sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. The purpose of such purchases could be to vote such shares in favor of our Initial Business Combination and thereby increase the likelihood of obtaining shareholder approval of our Initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination. This may result in the completion of our Initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our Initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our Initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

Our public shareholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, our public shareholders may be forced to sell their public shares and/or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an Initial Business Combination, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 18 months (or 21 months, as applicable) from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-Initial Business Combination activity; and (3) the redemption of our public shares if we have not completed an Initial Business Combination within 18 months (or 21 months, as applicable) from the closing of the Initial Public Offering, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 18 months (or 21 months, as applicable) following the completion of the Initial Public Offering, we may be unable to complete our Initial Business Combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 18 months (or 21 months, as applicable) following the completion of the Initial Public Offering, assuming that our Initial Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates. However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 18 months (or 21 months, as applicable) following the closing of the Initial Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our Initial Business

Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our Initial Business Combination and we may depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our Initial Business Combination.

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, only approximately $507,365.77 remains available to us outside the trust account as of February 28, 2022 to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their respective affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our Initial Business Combination. If we have not completed our Initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.10 per share, or less in certain circumstances, and our warrants will expire worthless.

We may be able to complete only one business combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants (including $37,875,000 from the underwriter’s exercise of their Over-Allotment Option in full) have provided us with $291,375,000 that we may use to complete our Initial Business Combination (which includes $10,062,500 of deferred underwriting commissions being held in the trust account, and excludes offering expenses. We may effectuate our Initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Initial Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Initial Business Combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Initial Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Initial Business Combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our Initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Initial Business Combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our Initial Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our second amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 following such redemptions. As a result, we may be able to complete our Initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our Initial Business Combination and do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an Initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our second amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our Initial Business Combination that some of our shareholders may not support.

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an Initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our second amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our second amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote in person or by proxy at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law), or by a unanimous written resolution of all of our shareholders. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then issued and outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, a majority of the number of the then outstanding Private Placement Warrants. We cannot assure you that we will not seek to amend our second amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate an Initial Business Combination in order to effectuate our Initial Business Combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our second amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote in person or by proxy at a quorate general meeting. Therefore, we may be able to amend our second amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an Initial Business Combination that some of our shareholders may not support.

Our second amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in person or by proxy at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our Initial Shareholders, who collectively beneficially own 20% of our ordinary shares, may participate in any vote to amend our second amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our second amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our Initial Business Combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our second amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not yet selected any target business but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, either because of the size of our Initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our Initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our Initial Business Combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our Initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our Initial Business Combination. If we have not completed our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or international financial reporting standards as issued by the IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame.

Risks Relating to our Securities

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A Ordinary Shares and warrants are listed on the Nasdaq Stock Exchange. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our Initial Business Combination. In order to continue listing our securities on Nasdaq prior to our Initial Business Combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum of 300 public holders. Additionally, in connection with our Initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5 million and we would be required to have a minimum of 300 round lot holders of our unrestricted securities (with at least 50% of such round lot holders holding unrestricted securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A Ordinary Shares are a “penny stock” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A Ordinary Shares and warrants are listed on the Nasdaq, our Units, Class A Ordinary Shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

If the Nasdaq delists our securities prior to our consummation of an Initial Business Combination, we will not be required to acquire a target business with a fair market value of at least 80% of the funds in our trust account.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our Initial Business Combination. Notwithstanding the foregoing, if the Nasdaq were to delist our securities prior to the consummation of an Initial Business Combination, or we were to voluntarily delist our securities prior to such time, we would no longer be required to meet the foregoing 80% fair market value test. This would allow us to acquire a target business valued substantially below the amount of funds in our trust account.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our Initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not completed our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Since only holders of our Founder Shares have the right to vote on the appointment of directors, the Nasdaq may consider us to be a ‘controlled company’ within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our Founder Shares have the right to vote on the appointment of directors. As a result, the Nasdaq may consider us to be a ‘controlled company’ within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the Nasdaq;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We have not utilized these exemptions and are in compliance with the corporate governance requirements of the Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an Initial Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we will have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our Initial Business Combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an Initial Business Combination.

Subsequent to our completion of our Initial Business Combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our Initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our Class A Ordinary Shares, you will lose the ability to redeem all such shares in excess of 20% of our Class A Ordinary Shares.

If we seek shareholder approval of our Initial Business Combination and we do not conduct redemption in connection with our Initial Business Combination pursuant to the tender offer rules, our second amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our Initial Business Combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Initial Business Combination would be unsuccessful increases. If our Initial Business Combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we have not completed our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our Initial Business Combination and we are obligated to pay cash for our Class A Ordinary Shares, it will potentially reduce the resources available to us for our Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them, and to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our Initial Business Combination within the required time period, or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.10 per public share initially held in the trust account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our Initial Business Combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our Initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.10 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers, or of our Sponsor and its affiliates.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. Additionally, we have agreed under our administrative services agreement to indemnify our Sponsor and its affiliates in connection with any claims by the Company or a third party in respect of any investment opportunities sourced by them, any liability which may arise with respect to their activities in connection with our affairs, and that are provided without a separate written agreement between us and any such party. However, our officers and directors, Sponsor and its affiliates have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an Initial Business Combination. Our obligation to indemnify our officers and directors, Sponsor and their affiliates may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty, or against our Sponsor and their affiliates for activities in connection with our affairs. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, Sponsor and their affiliates even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable preference. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up petition or a winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up petition or a winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

If we have not completed our Initial Business Combination within 18 months (or 21 months, as applicable) of the completion of our Initial Public Offering, our public shareholders may be forced to wait beyond such 18 months (or 21 months, as applicable) before redemption from our trust account.

If we have not completed our Initial Business Combination within 18 months (or 21 months, as applicable) from the completion of our Initial Public Offering, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our second amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 18 months (or 21 months, as applicable) before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our Initial Business Combination or amend certain provisions of our second amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A Ordinary Shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our Initial Business Combination within the required time period and do not amend certain provisions of our second amended and restated memorandum and articles of association prior thereto.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of up to approximately $18,300 and to imprisonment for up to five years in the Cayman Islands.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.10 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our Initial Business Combination or make certain amendments to our second amended and restated memorandum and articles of association, our public shareholders are entitled to receive their prorate share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our Initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.10 per share.

We may not hold an annual general meeting until after the consummation of our Initial Business Combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first full fiscal year following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to elect directors or discuss company affairs with management.

Holders of Class A Ordinary Shares will not be entitled to vote on any appointment of directors we hold prior to our Initial Business Combination.

Prior to our Initial Business Combination, only holders of our Founder Shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to our Initial Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an Initial Business Combination.

A registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants under the Securities Act or any state securities laws may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our Initial Business Combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement filed with the Initial Public Offering or a new registration statement covering such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our Initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A Ordinary Shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise such warrants while a corresponding exemption does not exist for holders of the public warrants included as part of Units sold in our Initial Public Offering. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their Private Placement Warrants and sell the ordinary shares underlying such warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A Ordinary Shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The grant of registration rights to our Initial Shareholders, our Anchor Investor and their permitted transferees may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our Initial Public Offering, our Initial Shareholders and their permitted transferees can demand that we register the resale of their Founder Shares after those shares convert to our Class A Ordinary Shares. In addition, our Sponsor, our Anchor Investor and their permitted transferees can demand that we register the resale of the Private Placement Warrants and the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A Ordinary Shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Ordinary Shares. In addition, the existence of the registration rights may make our Initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Ordinary Shares that is expected when the ordinary shares owned by our Initial Shareholders or their permitted transferees, our Private Placement Warrants or warrants issued in connection with working capital loans are registered for resale.

Because we are not limited to a particular industry, sector or geographic area or any specific target businesses with which to pursue our Initial Business Combination, our public shareholders will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business in the software, technology, media and telecom industry, we may seek to complete a business combination with an operating company of any size (subject to our satisfaction of the 80% fair market value test) and in any industry, sector or geographic area. However, we will not, under our second amended and restated memorandum and articles of association, be permitted to effectuate our Initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our Initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the company.

Information regarding performance by our management team and their respective affiliates is presented for informational purposes only. Past performance by our management team and their respective affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our Initial Business Combination or (2) of success with respect to any business combination we may consummate. The historical record of our management team or their respective affiliates or any related investment’s performance should not be relied upon as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may seek acquisition opportunities in industries, sectors or geographies that may be outside of our management’s areas of expertise.

We will consider a business combination in industries outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot promise that an investment in our Units will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our Initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Initial Business Combination will not have all of these positive attributes. If we complete our Initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our Initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not completed our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our Initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our Initial Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our Initial Business Combination.

We may issue additional Class A Ordinary Shares or preferred shares to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained in our second amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our second amended and restated memorandum and articles of association authorizes the issuance of up to 300,000,000 Class A Ordinary Shares, par value $0.0001 per share, 30,000,000 Class B Ordinary Shares, par value $0.0001 per share, and 1,000,000 undesignated preferred shares, par value $0.0001 per share. There are 271,250,000 and 22,812,500 authorized but unissued Class A Ordinary Shares and Class B Ordinary Shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B Ordinary Shares. Class B Ordinary Shares are convertible into Class A Ordinary Shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A Ordinary Shares, and may issue preferred shares, in order to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue Class A Ordinary Shares upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained in our second amended and restated memorandum and articles of association. However, our second amended and restated memorandum and articles of association provide, among other things, that prior to our Initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any Initial Business Combination. The issuance of additional ordinary shares or preferred shares:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B Ordinary Shares resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares;
●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;
●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our Units, ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

We may be a PFIC, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend upon the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

Our Initial Business Combination may involve a jurisdiction that could impose taxes on shareholders.

We may, subject to requisite shareholder approval by special resolution under the Companies Act, effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. With respect to any vote or votes to continue the company in a jurisdiction outside the Cayman Islands in accordance with the second amended and restated memorandum and articles of association (including, but not limited to, the approval of the organizational documents of the company in such other jurisdiction), holders of Class B Ordinary Shares will have ten votes for every Class B Ordinary Share and holders of Class A Ordinary Shares will have one vote for every Class A Ordinary Share. Such transactions may result in tax liability for our shareholders in the jurisdiction in which the target company is located or in which we reincorporate. In the event of a reincorporation pursuant to our Initial Business Combination, such tax liability may attach prior to any consummation of redemptions. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders or warrantholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the Units in the Initial Public Offering. The exercise price for our public warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the warrants are more likely to expire worthless.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A Ordinary Shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the interest of the registered holders of the warrants, provided that the approval by the holders of at least a majority of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, a majority of the number of the then-outstanding Private Placement Warrants. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A Ordinary Shares purchasable upon exercise of a warrant.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Risks Relating to our Management

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular Grady Burnett, our Chairman and Co-Chief Executive Officer and Lance Conn, our Co-Chief Executive Officer and Chief Financial Officer. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our Initial Business Combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for other employers and other third parties with which they are affiliated. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our Initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our Initial Business Combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our Initial Business Combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our Initial Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our Initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Initial Business Combination. We cannot promise that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our Initial Business Combination.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our Initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our Initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our Initial Business Combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to identify and pursue Initial Business Combination opportunities or complete our Initial Business Combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Each of our officers may be engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors may make investments in securities or other interests of or relating to companies in industries that we may make target for our Initial Business Combination. In addition, certain of our independent directors serve, or may in the future serve, as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our Initial Business Combination.

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including additional special purpose acquisition companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our Initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business and may participate in the formation of, or become an officer or director of, other special purpose acquisition companies with a class of securities registered under the Exchange Act even before we have entered into a definitive agreement regarding our Initial Business Combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our second amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation or participation in one or more other special purpose acquisition companies. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our Sponsor have invested in the software, technology, media and telecom industry. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

The personal and financial interests of our directors and officers (including their direct or indirect ownership of Founder Shares and/or Private Placement Warrants) may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in the company’s best interest. If this were the case, and the directors fail to act in accordance with their fiduciary duties to us as a matter of Cayman Islands law, we may have a claim against such individuals. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Certain of our directors and officers also serve as officers and/or board members for other entities. Such entities may compete with us for business combination opportunities. Our Sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our Initial Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our Initial Business Combination is not completed (other than with respect to public shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors who have an interest in Founder Shares may profit substantially from a business combination even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Initial Business Combination. In particular, because the Founder Shares were purchased at approximately $0.003 per share, the holders of our Founder Shares (including members of our management team and our independent directors and board advisors that directly or indirectly own Founder Shares) could make a substantial profit after our Initial Business Combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their shares of Class A Ordinary Shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination).

On March 16, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,906,250 Class B Ordinary Shares, par value $0.0001. In May 2021, our Sponsor transferred 40,000 Founder Shares to each of our independent directors and 10,000 Founder Shares to each of our board advisors at their original purchase price. On June 14, 2021, our Sponsor surrendered 718,750 Founder Shares to us for no consideration resulting in an aggregate of 7,187,500 Founder Shares outstanding (up to 937,500 Founder Shares are subject to forfeiture by our Sponsor depending on the extent to which the underwriters’ Over-Allotment Option is exercised).

Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to the company by the number of Founder Shares issued. The Founder Shares will be worthless if we do not complete an Initial Business Combination. In addition, our Sponsor and Anchor Investor have purchased an aggregate of 7,416,667 Private Placement Warrants, each exercisable to purchase one Class A Ordinary Share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($11,125,000 in the aggregate), in the Private Placements. In addition, our independent directors have made passive investments in our Sponsor that have provided them with an indirect interest in an aggregate of approximately 14% of the outstanding Private Placement Warrants. If we do not consummate an initial business within 18 months (or 21 months, as applicable) from the completion of the Initial Public Offering, the Private Placement Warrants will expire worthless. The personal and financial interests of our executive officers and directors in Private Placement Warrants and/or Founder Shares may influence their motivation in identifying and selecting a target business combination, completing an Initial Business Combination and influencing the operation of the business following the Initial Business Combination. This risk may become more acute as the 18-month (or 21-month, as applicable) anniversary of the closing of our Initial Public Offering nears, which is the deadline for our consummation of an Initial Business Combination.

In particular, because the Founder Shares were purchased at approximately $0.003 per share, the holders of our Founder Shares (including members of our management team and our independent directors and board advisors that directly or indirectly own Founder Shares) could make a substantial profit after our Initial Business Combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their shares of Class A Ordinary Shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 Founder Shares would have paid approximately $3.00 to obtain such shares. At the time of an Initial Business Combination, such holder would be able to convert such Founder Shares into 1,000 shares of our Class A Ordinary Shares, and would receive the same consideration in connection with our Initial Business Combination as a public shareholder for the same number of shares of our Class A Ordinary Shares. If the value of the shares of our Class A Ordinary Shares on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per share of our Class A Ordinary Shares, the holder of our Founder Shares would obtain a profit of approximately $4,997 on account of the 1,000 Founder Shares that the holder had converted into shares of Class A Ordinary Shares in connection with the Initial Business Combination. By contrast, a public shareholder holding 1,000 shares of Class A Ordinary Shares would lose approximately $5,000 in connection with the same transaction. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our Initial Business Combination.

Certain of our officers and directors have direct and indirect economic interests in us and/or our Sponsor and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

Certain of our officers and directors may own membership interests in our Sponsor and indirect interests in our Class B Ordinary Shares and Private Placement Warrants which may result in interests that differ from the economic interests of investors, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in our Sponsor and our public shareholders that may not be resolved in favor of our public shareholders. Moreover, subject to any fiduciary duties owed as a matter of Cayman Islands law, we may pursue an acquisition opportunity jointly with our Sponsor, affiliates of our Sponsor, clients of our Sponsor or investors in our Sponsor. Any such parties may co-invest with us in the target business at the time of our Initial Business Combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours because they hold a different portion of the capital structure.

The personal and financial interests of our Sponsor, directors and officers may influence their motivation in identifying and selecting a target business combination, completing an Initial Business Combination and influencing the operation of the business following the Initial Business Combination. This risk may become more acute as the 18-month deadline following the closing of the Initial Public Offering nears, which is the deadline for the completion of our Initial Business Combination.

Our management may not be able to maintain control of a target business after our Initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our Initial Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our Initial Business Combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our Initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our Initial Business Combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

Our Initial Shareholders will hold a substantial interest in us. As a result, they may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

As of December 31, 2021, our Initial Shareholders own 20% of our issued and outstanding ordinary shares. As a result of their substantial ownership in our company, our Initial Shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including appointment of directors, amendments to our second amended and restated memorandum and articles of association and approval of major corporate transactions. If our Initial Shareholders purchase any additional Class A Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares. In addition, we may not hold an annual general meeting to appoint new directors prior to the completion of our Initial Business Combination, in which case all of the current directors will continue in office until at least the completion of our Initial Business Combination. Accordingly, our Initial Shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our Initial Business Combination.

The value of the Founder Shares following completion of our Initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Class A Ordinary Shares at such time is substantially less than $10.10 per share.

The SPAC model may not fully align the interests of our Sponsor and Anchor Investor with those of our public shareholders. As of the closing of the Initial Public Offering, our Sponsor and Anchor Investor have invested in us an aggregate of $11,050,000, comprised of the $25,000 purchase price for the Founder Shares and the $11,125,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.10 per share upon consummation of our Initial Business Combination, the 6,250,000 Founder Shares would have an aggregate implied value of $63,125,000. Even if the trading price of our Class A Ordinary Shares was as low as approximately $1.60 per share, and the Private Placement Warrants were worthless, the value of the Founder Shares would be equal to the initial investment in us by our Sponsor and Anchor Investor. As a result, our Sponsor and Anchor Investor are likely to be able to recoup their investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our Sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an Initial Business Combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an Initial Business Combination when evaluating whether to redeem your Class A Ordinary Shares prior to or in connection with the Initial Business Combination.

A provision of our warrant agreement may make it more difficult for us to consummate an Initial Business Combination.

Unlike some blank check companies, if

(i)	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our Initial Business Combination at a Newly Issued Price of less than $9.20 per ordinary share,
(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Initial Business Combination on the date of the completion of our Initial Business Combination (net of redemptions), and
(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an Initial Business Combination with a target business.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Our warrants are expected to be accounted for as derivative liabilities and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A Ordinary Shares or may make it more difficult for us to consummate an Initial Business Combination.

We issued warrants to purchase 9,583,333 of our Class A Ordinary Shares as part of the Units offered in the Initial Public Offering and we issued an aggregate of 7,416,667 Private Placement Warrants in the Private Placements. We expect to account for both the warrants underlying the Units offered in the Initial Public Offering and the Private Placement Warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and Private Placement Warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A Ordinary Shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an Initial Business Combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the “Reference Value” of such warrants equals or exceeds $18.00 per share (as adjusted for sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants as described above could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor, our Anchor Investor or their permitted transferees.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our Initial Business Combination.

We issued warrants to purchase 9,583,333 Class A Ordinary Shares, at a price of $11.50 per share (subject to adjustment), as part of the Units offered in the Initial Public Offering and we issued an aggregate of 7,416,667 Private Placement Warrants in the Private Placements, each exercisable to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. Our Initial Shareholders currently hold 7,187,500 Class B Ordinary Shares. The Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis, subject to adjustment. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To the extent we issue Class A Ordinary Shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A Ordinary Shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A Ordinary Shares and reduce the value of the Class A Ordinary Shares issued to complete the business combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the Units in this offering except that, so long as they are held by our Sponsor, our Anchor Investor or their permitted transferees: (1) they will not be redeemable by us; (2) they (including the Class A Ordinary Shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our Initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Because each Unit contains one-third of one redeemable warrant and only a whole warrant may be exercised, the Units may be worth less than Units of other blank check companies.

Each Unit contains one-third of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless you purchase a multiple of three Units, the number of warrants issuable to you upon separation of the Units will be rounded down to the nearest whole number of warrants. This is different from other offerings similar to ours whose Units include one share of common stock and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of an Initial Business Combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to Units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if they included a warrant to purchase one whole share.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our second amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law and other common law jurisdictions, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our second amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench management.

Our second amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include three-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

After our Initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our Initial Business Combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

General Risks to our Business

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results, and we will not commence operations until obtaining funding through the Initial Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our Initial Business Combination. If we fail to complete our Initial Business Combination, we will never generate any operating revenues.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

If our management team pursues a company with operations or opportunities outside of the United States for our Initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such Initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our Initial Business Combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our Initial Business Combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our Initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax consequences, including consequences resulting from tax law changes, such as the termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;
●	rates of inflation, price instability and interest rate fluctuations;

●	liquidity of domestic capital and lending markets;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	energy shortages;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and
●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

After our Initial Business Combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our Initial Business Combination and if we effect our Initial Business Combination, the ability of that target business to become profitable.

If our management following our Initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our Initial Business Combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Data privacy and security breaches, including, but not limited to, those resulting from cyber incidents or attacks, acts of vandalism or theft, computer viruses and/or misplaced or lost data, could result in information theft, data corruption, operational disruption, reputational harm, criminal liability and/or financial loss.

In searching for targets for our Initial Business Combination, we may depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or privacy and security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information, and sensitive or confidential data. As an early stage company without significant investments in data privacy or security protection, we may not be sufficiently protected against such occurrences and therefore could be liable for privacy and security breaches, including potentially those caused by any of our subcontractors. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents or other incidents that result in a privacy or security breach. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to reputational harm, criminal liability and/or financial loss.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our Initial Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our Initial Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We have concluded that our disclosure controls and procedures were not effective as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of the Company’s financial statements as of December 31, 2021, management identified errors related to accounting for complex financial instruments. As a result of the material weaknesses in internal controls related to accounting for complex financial instruments, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act) were not effective as of December 31, 2021.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain our executive offices at 2995 Woodside Road, Suite 250, Woodside, CA 94062. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

We are not a party to and none of our property is subject to any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units, Class A Ordinary Shares and warrants are traded on the Nasdaq Stock Exchange under the symbols “DRAYU,” “DRAY,” AND “DRAYW,” respectively.

Holders

As of December 31, 2021, there was 1 holder of record of our Units, 1 holder of record of our separately traded shares of Class A Ordinary Shares and there were 5 holders of record of our separately traded Warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Initial Business Combination. The payment of any cash dividends subsequent to our Initial Business Combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On March 16, 2021, the Sponsor paid $25,000 to cover certain deferred offering costs of the Company in consideration for the issuance of 7,906,250 Founder Shares. On June 14, 2021, the Sponsor surrendered 718,750 Founder Shares to us for no consideration resulting in an aggregate of 7,187,500 Founder Shares outstanding (up to 937,500 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ Over-Allotment Option is exercised).

Simultaneously with the closing of the Initial Public Offering, pursuant to (i) the Private Placement Warrants Purchase Agreement, dated June 30, 2021, by and between the Company and the Sponsor and (ii) the Amended and Restated Subscription Agreements by and among the Company, the Sponsor and certain funds and accounts managed by subsidiaries the Anchor Investor, dated June 17, 2021, the Company completed the Initial Private Placement, issuing 4,666,667 warrants to the Sponsor and 2,000,000 warrants to the Anchor Investor, respectively, at a purchase price of $1.50 per warrant, generating gross proceeds to the Company of $10,000,000.

Subsequently, on August 5, 2021, the underwriter fully exercised the Over-Allotment Option, and the closing of the issuance and sale of the Over-Allotment Units occurred on August 10, 2021. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per Over-Allotment Unit resulted in total gross proceeds of $37,500,000. On August 10, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company completed the Over-Allotment Private Placement, issuing an additional 525,000 Private Placement Warrants to the Sponsor and 225,000 Private Placement Warrants to the Anchor Investor at a purchase price of $1.50 per warrant, generating gross proceeds of $1,125,000.

The warrants issued in the Private Placements are identical to the warrants sold as part of the Units in the Initial Public Offering, except that the Sponsor has agreed not to transfer, assign or sell any of its Private Placement Warrants until 30 days after the completion of the Company’s Initial Business Combination, subject to certain limited exceptions. The Private Placement Warrants are also not redeemable by the Company so long as they are held by the Sponsor, the Anchor Investor or their permitted transferees. No underwriting discounts or commissions were paid with respect to such sale. In addition, as long as they are held by the Sponsor, the Anchor Investor or their permitted transferees, The Private Placement Warrants may be exercised by the holders on a cashless basis and they (including the Class A Ordinary Shares issuable upon exercise of these warrants) are entitled to registration rights. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

The registration statement on Form S-1 (File No. 333-256171) for our Initial Public Offering was declared effective by the SEC on June 30, 2021. On June 30, 2021, the Company consummated the Initial Public Offering of 28,750,000 Units, including 3,750,000 Units as a result of the underwriters’ exercise in full of their Over-Allotment Option, at an offering price of $10.00 per Unit. The gross proceeds from the Initial Public Offering were $287,500,000 in the aggregate. B. Riley Securities, Inc. acted as sole book-runner and lead manager for the Initial Public Offering.

A total of $290,375,000 of the net proceeds of the Initial Public Offering (including the over-allotment proceeds) and Private Placement were placed in a trust account maintained by the Continental Stock Transfer & Trust Company, acting as trustee. Transaction costs amounted to approximately $14.4 million, including approximately $10 million of deferred underwriting fees. There has been no material change in the planned use of proceeds from such use as described in the Company’s registration statement on Form S-1 (File No. 333-256171).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Macondray Capital Acquisition Corp. I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on March 15, 2021 for the purpose of effecting a merger or mergers, amalgamation, share exchange, share purchase, asset acquisition, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). Our sponsor is Macondray, LLC, a Delaware limited liability company (our “Sponsor”).

The registration statement for our Initial Public Offering (the “Initial Public Offering”) was declared effective on June 30, 2021. On July 6, 2021, we consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Class A Ordinary Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.4 million, of which approximately $8.75 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Initial Private Placement”) of 6,666,667 warrants at a price of $1.50 per warrant with the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock Inc. (collectively, the “Anchor Investor”), generating gross proceeds of $10.0 million.

Upon the closing of the Initial Public Offering and the Private Placement, $252.5 million ($10.10 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act, which invest only in direct U.S, government treasury obligations until the earlier of:  (i) the consummation of an Initial Business Combination or (ii) the distribution of the funds in the Trust Account to our shareholders, as described below.

Subsequently, on August 5, 2021, the underwriter fully exercised the over-allotment option (the “Over-Allotment Option”), and the closing of the issuance and sale of the over-allotment units (the “Over-Allotment Units”) occurred on August 10, 2021. The issuance by us of the over-allotment units at a price of $10.00 per over-allotment unit resulted in total gross proceeds of $37,500,000. On August 10, 2021, simultaneously with the issuance and sale of the over-allotment units, we consummated the sale of an additional 525,000 warrants to the Sponsor and 225,000 warrants to the Anchor Investor (the “Over-Allotment Private Placement, and, together with the Initial Private Placement, the “Private Placements,” and each warrant issued in the Private Placements, a “Private Placement Warrant”), at a purchase price of $1.50 per warrant, generating gross proceeds of $1,125,000.

If we are unable to complete an Initial Business Combination within 18 months from the closing of the Initial Public Offering (or 21 months from the closing of the Initial Public Offering if we have executed a definitive agreement for an Initial Business Combination within 18 months from the closing of the Initial Public Offering but have not completed an Initial Business Combination within such 18 month period), or January 6, 2023 or April 6, 2023, as applicable (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Class A Ordinary Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Class A Ordinary Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our Initial Business Combination within the Combination Period.

Results of Operations

Our entire activity for the period March 15, 2021 (inception) through December 31, 2021 was for completion of the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 15, 2021 (inception) through December 31, 2021, we had net income of approximately $8.1 million, which was primarily comprised change in fair value derivative warrant liabilities of $9.5 million partially offset by $0.9 million of warrant related expenses and general and administrative expenses of $0.7 million.

Our business activities since our Initial Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for an Initial Business Combination.

Liquidity and Capital Resources

As of December 31, 2021, we had $645,542 in cash. Net cash used in operating activities for the period from March 15, 2021 through December 31, 2021 was $1,228,590. Net cash used in investing activities was $290,375,000. Net cash provided by financing activities was $292,249,132.

Prior to the closing of our Initial Public Offering, our liquidity needs have been satisfied through a cash payment of $25,000 from our Sponsor in exchange for the issuance of Founder Shares (as defined below) and a loan of $300,000 (which was repaid on July 8, 2021) under a promissory note from our Sponsor. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, we will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these audited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our audited financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” are the investments held in trust (Level 1), public warrants (Level 1) and Private Placement Warrants (Level 3). The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

Warrant Instruments

The Company accounts for the public warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placements in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision the public warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured at each balance sheet date in accordance with ASC Topic 820, “Fair Value Measurement” until the public warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. At inception the public warrants were valued using Monte Carlo Simulation Model and subsequently after they detached from the unit, they were valued based on quoted market price.  The Private Placement Warrants were valued both at inception and subsequently using the Modified Black-Sholes Model. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which the warrants can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income per ordinary share. Remeasurement associated with the redeemable Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

Class A ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.”  Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders' equity. The Company's Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of $290,375,000 are presented as temporary equity, outside of the shareholders' equity section of the Company's balance sheet.

All of the Class A ordinary share sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company's liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company's certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging--Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”),” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company on January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, result of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 16 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to material weakness in internal controls related to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-k present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and offices are as follows:

Name	Age	Title
R. Grady Burnett	49	Co-Chief Executive Officer and Chairman
W. Lance Conn	53	Co-Chief Executive Officer, Chief Financial Officer and Director
Gretchen Howard	48	Director
Andrew (Andy) Sheehan	64	Director
Claire Johnson	49	Director
Obinna Onyeagoro	46	Director

R. Grady Burnett, our Co-Chief Executive Officer and the Chairman of our board of directors, is a seasoned technology executive and investor with deep experience and success in driving sales, growth and impact at several technology companies. Grady was a co-founder of Bow Capital Partners, a $275 million venture capital fund founded in 2016, and was a member of its Investment Committee from June 2016 until 2020. Previously, Grady served as Chief Operating Officer at Flurry, Inc., a mobile analytics, monetization and advertising company, from October 2013 to October 2014 where he helped lead the sale of the company to Yahoo! Inc. Grady also served as Vice President of Global Sales & Operations at Facebook, Inc. (Nasdaq: FB) from June 2009 to November 2013. Prior to joining Facebook, Grady was the Director of North American Sales and Operations at Google from August 2005 to May 2009 and Vice President of Sales at DoubleClick from April 1998 to April 2003. Grady started his career as a professional tennis player on the ATP tour before shifting to a career in technology and media. Grady is also a member of the Board of Trustees for The Menlo School and Southern New Hampshire University. Grady has previously been an independent director at Kenshoo and Kaleido (Nasdaq: KLDO).

W. Lance Conn, our Co-Chief Executive Officer, Chief Financial Officer and one of our directors, is a seasoned investor, director and former executive, with extensive experience in corporate transactions and strategic growth initiatives across many sectors, with a focus on media, telecom and technology. Lance also has 20 years of experience as a director at dozens of companies. Since 2009, Lance has served as a director on the board of Charter Communications, Inc. (Nasdaq: CHTR) as well as the chair of its compensation committee. During that time, he has also managed a private investment portfolio. From July 2004 to May 2009, Lance was the president of Vulcan Capital, the investment arm of Microsoft co-founder Paul Allen’s family office. While at Vulcan Capital, he chaired the firm’s investment committee and directed the successful deployment of several billion dollars of investments across a range of asset classes, industry sectors and company stages. He oversaw the turnaround of the firm’s legacy investment portfolio, while also serving as the chair of Vulcan Energy Corporation, and a director of the Seattle Seahawks, the Portland Trailblazers, Oxygen Media, Plains All American Pipeline (Nasdaq: PAA), Digeo, Inc. and PAA/Vulcan Gas Storage, LLC. Lance also managed Vulcan Capital’s investments in Dreamworks SKG, the Sporting News, and the Seattle Sounders, and helped to found two endowment-style investment firms, Makena Capital Management and Global Endowment Management. Prior to his time at Vulcan Capital, Lance was employed by America Online, Inc. from March 1996 to May 2003, where he served in various senior executive roles in the U.S. and Europe, including head of the company’s business affairs Unit and leader of a company-wide operational improvement program. From September 1994 to February 1996, Lance was an attorney with Shaw, Pittman, Potts & Trowbridge LLP in Washington, D.C. Since May 2020, he has served as the executive chair of Common Sense Networks PBC, a for-profit children’s media company he co-founded in partnership with the non-profit Common Sense Media. He holds a J.D. from the University of Virginia, an M.A. in history from the University of Mississippi, and a B.A. in history from Princeton University, and is currently a member of the D.C. Bar.

Gretchen Howard, one of our directors, has been the Chief Operating Officer at Robinhood Markets, Inc. since January 2019 and previously was a Partner with CapitalG, Google’s Growth Equity fund, from 2014 to January 2019. Gretchen joined Google in 2006, holding various roles including the co-site lead of the Google San Francisco office and Managing Director in Global Business Operations. Prior to joining Google, Gretchen was Vice President of Market Development for Fidelity Investments, and she started her career working in consulting, helping companies implement new technology strategies. Gretchen holds a BA from Williams College and an MBA from Harvard Business School. She is also a Trustee of Williams College and serves on the board of AllTrails.

Andrew (Andy) Sheehan, one of our directors, is a technology investor with over 25 years of experience and in-depth technology industry knowledge. Since 2014, Mr. Sheehan has served as the Managing Partner of Tippet Venture Partners, a venture capital firm.

Mr. Sheehan was a Partner of Sutter Hill Ventures, a venture capital firm, from 2007 until February 2021. Mr. Sheehan has served on the Board of Directors of Yext, Inc. (NYSE: YEXT), a publicly held technology company, since May 2008 and on the Board of Directors of Quinstreet (Nasdaq: QNST), a publicly held marketing technology company, since February 2017. Mr. Sheehan also serves on the board of directors of a number of privately-held companies in the technology industry. Mr. Sheehan holds a B.A. in English from Dartmouth College and an MBA from the University of Pennsylvania, Wharton School.

Claire Johnson, one of our directors, is a technology executive, team builder, investor and advisor with nearly 20 years of experience is sales, product strategy, marketing and operational scaling. Claire has been the Chief Operating Officer at Stripe since October 2014. She is responsible for scaling Stripe’s worldwide operations to meet the needs of its rapidly growing user base. From 2004 to 2014, Claire led various business, product and operations teams at Google, most recently for the Self-Driving Cars project at Google[x]. She also managed the business and operational teams behind the launches of Gmail, Google Checkout, and Google Apps. In 2012 and 2013, Claire led the product, engineering and sales teams of Google Offers. She also served as co-lead and executive Sponsor of the Global Women@Google Network, building the organization to over 4,000 active members during her tenure. Before that, Claire worked on Google’s advertising sales team, ultimately leading the Global Online Sales organization. She also created the Consumer Operations team that today supports all of Google’s users. Prior to Google, Claire served in management consulting roles, and began her career in Massachusetts state politics, running state and local campaigns. She served on the board of Hallmark Cards, Inc. from 2012 to 2018 and has been a Trustee of Milton Academy since 2011. She earned a bachelor’s degree with honors from Brown University and an MBA from Yale School of Management.

Obinna Onyeagoro, one of our directors, has been a consultant with Egon Zehnder since March 2019 and is active in the firm’s Financial Services, Technology Enabled Businesses and Board Practices helping clients develop their Leadership Strategy. Obinna’s focus is to build close, trusted relationships advising senior executives on their leadership challenges across multiple sectors including private-equity, private-credit firms, infrastructure funds and technology & media organizations. Prior to joining Egon Zehnder, Obinna was a strategic advisor from July 2017 to February 2019 and headed the Financial Sponsors Group, EMEA at Standard Chartered Bank from December 2013 to June 2017. He previously served as an investment banker with Deutsche Bank Securities in New York on the Leveraged Finance team and began his career as a consultant at Accenture in 1999. Obinna earned a BS in electrical engineering from Boston University, a Master’s in education with a technology focus from Harvard University, and an MBA from Harvard Business School.

In addition to our experienced and highly qualified management team and board, we have the support and guidance of the following board advisors:

Howard Andrew (Andy) Fisher, one of our board advisors, was Head of Technology Equity Capital Markets at Goldman Sachs where he worked from 2005-2016. From 1982 to 2005, Andy worked at Credit Suisse as well as its predecessors, The First Boston Corporation and Credit Suisse First Boston. Since 1999, Andy was the lead capital markets professional responsible for executing and pricing over 125 IPOs for companies such as Atlassian Corporation Plc, Square, Zendesk, RingCentral, Yelp, Tesla, Inc., Baidu, Inc. and Google. Andy’s tech sector experience includes software, internet, networking, semiconductor, cleantech and IT Services primarily in the U.S. and China. Andy graduated from Yale University in 1979 with a BA in Economics.

Stacy Brown-Philpot, one of our board advisors, has more than 15 years of consumer technology experience. She served as the Chief Executive Officer of TaskRabbit and, after their sale to IKEA Group in 2017, went on to serve as a senior executive on the IKEA team. Prior to TaskRabbit, Stacy served as Entrepreneur-in-Residence at Google Ventures, leading strategic expertise to the firm’s portfolio companies. Prior to that, she spent nearly a decade at Google where she held senior roles in Search, Chrome, Google+, AdWords and served as the Head of Online Sales & Operations in India. She also brings financial experience from her days working at PricewaterhouseCoopers and Goldman Sachs Group, Inc. Stacy is on the Investment committee at Softbank Opportunity Fund, a $100 million fund established to invest in Black, Latinx, and Native American founders. She serves on the board of directors for HP Inc. (NYSE: HPQ), Nordstrom, Inc. (NYSE: JWN), Black Girls Code, and The Urban Institute and was a founding member of SoftBank’s $100 million Opportunity Fund. She holds a B.S. in Economics at the University of Pennsylvania, where she graduated Magna Cum Laude, and an M.B.A. from the Graduate School of Business at Stanford University.

Gokul Rajaram, one of our board advisors, has served on the executive team at DoorDash since November 2019, after Doordash acquired Square’s food delivery business, Caviar. He currently serves as a Senior Vice President at DoorDash. Prior to DoorDash, he worked as the Product Engineering Lead from July 2013 to October 2019 at Square, where he led several product development teams and served on Square’s executive team. Prior to Square, he served as Product Director of Ads from August 2010 to July 2013 at Facebook, where he helped Facebook transition its advertising business to become mobile-first. Earlier in his career, Gokul served as a

Product Management Director for Google AdSense, where he helped launch and grow the product. Gokul has served as a Director of Coinbase Global, Inc. (Nasdaq: COIN) since August 2020, Pinterest (NYSE: PINS) since February 2020, The Trade Desk Inc (Nasdaq: TTD) since May 2018 and Course Hero since June 2008.

Number, Terms of Office and Appointment of Directors and Officers

Our board of directors consists of six members. Each of our directors will hold office for a three-year term. The term of office of the first class of directors, consisting of Mr. Sheehan and Mr. Onyeagoro, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Ms. Howard and Ms. Johnson, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. Burnett and Mr. Conn, will expire at the third annual meeting of shareholders. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices including those set forth in our second amended and restated memorandum and articles of association as it deems appropriate.

Committees of the Board of Directors

Pursuant to Nasdaq listing rules we have established three standing committees — an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee, and a nominating committee, each comprised of independent directors. We also have an Environmental, Social and Governance Committee, consisting of both independent and non-independent members. Under Nasdaq listing rule 5615(b)(1), a company listing in connection with its Initial Public Offering is permitted to phase in its compliance with the independent committee requirements. We have not relied on the phase-in schedules set forth in Nasdaq listing rule 5615(b)(1). Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

Ms. Johnson, Mr. Onyeagoro serve as members of the audit committee and Mr. Sheehan serves as chair of the audit committee. The Board determined that Ms. Johnson, Mr. Onyeagoro and Mr. Sheehan are independent within the meaning of Nasdaq listing standards and SEC rules applicable to audit committee members.

Each of the audit committee members is financially literate and our board of directors has determined that Mr. Sheehan qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of the Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Initial Public Offering; and
●	reviewing and approving all payments made to our existing shareholders, officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

Mr. Sheehan and Ms. Johnson serve as members of the compensation committee and Ms. Johnson serves as chair of the compensation committee. The Board determined that Mr. Sheehan and Ms. Johnson are independent within the meaning of Nasdaq listing standards applicable to compensation committee members.

We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Co-Chief Executive Officers’ and Chief Financial Officer’s compensation, evaluating our Co-Chief Executive Officers’ and Chief Financial Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Co-Chief Executive Officers and Chief Financial Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval, of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating Committee

The members of our nominating committee are Ms. Howard and Ms. Johnson. Ms. Howard serves as chair of the nominating. Under Nasdaq listing standards, our director nominations must be made, or recommended to the full board, by our independent directors or by a nominating committee that is composed entirely of independent directors. The Board determined that Ms. Howard and Ms. Johnson are independent within the meaning of Nasdaq director independence standards.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee are required to consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and is required to also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

Environmental, Social and Governance (“ESG”) Committee

We have a responsibility to operate with a social license which ensures adherence to the strictest levels of ESG management. To this end, we have established an ESG committee which serves to manage all aspects of ESG and ensure our meaningful and measurable commitment.

The committee comprises of Mr. Onyeagoro as the committee chair, Ms. Howard and Ms. Johnson as independent members and Mr. Burnett and Mr. Conn as executive members.

We have adopted an ESG committee charter, which details the purpose and responsibility of the ESG committee, including:

Environmental

●	Operating in a manner across our operations that commits to minimize the adverse impact on the natural environment;
●	Balancing our social responsibilities with our business objectives;
●	Complying with all legal, regulatory and generally accepted standards in the jurisdictions in which we operate; and
●	Implementing a clear and sustainable climate change policy.

Social

●	Implementing policies that support diversity and inclusion;
●	Providing employee training programs and benefits; and
●	Engaging with all stakeholder on the benefits of safety and health in the work environment.

Corporate Governance

●	Ensuring the absolute highest level of ethical conduct;
●	Ensuring our structures, processes and policies align with applicable country laws, international standards and best practice; and
●	Maintaining open and transparent relationships with the communities in which we operate.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. Our Code of Ethics is posted on our website located at www.macondraycap.com. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe fiduciary duties to the company, including the following:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise authority for the purpose for which it is conferred;
●	duty to not improperly fetter the exercise of future discretion;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care and skill, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the second amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our directors and officers have fiduciary or contractual duties to certain companies in which they have invested or advised. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. None of the members of our management team who are also employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware, subject to his or her fiduciary duties under Cayman Islands law. Our management team, in their capacities as members, officers or employees of our Sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable duties.

Each of our directors and officers presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Our second amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Risk Factors — Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue business combination opportunities or complete our Initial Business Combination.

Our Sponsor, directors and officers may become involved with subsequent special purpose acquisition companies similar to our company. Our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities registered under the Exchange Act even before we have entered into a definitive agreement regarding our Initial Business Combination.

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers.”
●	Our Initial Shareholders, directors and officers have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with the consummation of our Initial Business Combination. Additionally, our Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our Initial Business Combination within 18 months (or 21 months, as applicable) after the completion of the Initial Public Offering or during any Extension Period. However, if our Initial Shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our Initial Business Combination within the prescribed time frame. If we do not complete our Initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the trust account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Initial Shareholders until the earlier of: (1) one year after the completion of our Initial Business Combination; and (2) subsequent to our Initial Business Combination (x) if the last reported sale price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Initial Business Combination or (y) the date on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the Class A Ordinary Shares underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our Initial Business Combination. Since our Sponsor and directors and officers may directly or indirectly own ordinary shares and warrants following the Initial Public Offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination.
●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our Initial Business Combination.
●	The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
R. Grady Burnett	Kaleido Biosciences, Inc.	Biological products	Director
	The Flex Company	Consumer products	Observer
	LeadCrunch	Technology	Board Member
	Evolve Biosciences	Biological products	Observer
	The Menlo School	Non-Profit	Board of Trustees Member
	Southern New Hampshire University	Education	Board of Trustees Member
W. Lance Conn	Charter Communications, Inc.	Telecommunications	Director
	Common Sense Networks, PBC	Media	Executive Chairman
Andy Sheehan	Quinstreet, Inc.	Technology	Director
	Yext, Inc.	Marketing technology	Director
	GLMX	Financial technology	Director
	Real Magic	Saas application software	Director
	H55	Electric aviation systems	Director
	Certemy	SaaS application software	Director
	Serviz	E-Commerce	Director
	Skedulo	SaaS application software	Observer
	Creditly	Financial technology	Director
	Tippet Venture Partners	Venture capital	Managing Partner
	Sutter Hill Ventures	Venture capital	Partner
Claire Johnson	Stripe Inc.	Payments	Chief Operating Officer
Gretchen Howard	AllTrails, Inc.	Consumer	Director
	Williams College	Education	Trustee
	Robinhood Markets, Inc.	Financial Services	Chief Operating Officer

Accordingly, if any of the above directors or officers become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. Our second amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue business combination opportunities or complete our Initial Business Combination.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with our Sponsor, directors or officers. In the event we seek to complete our Initial Business Combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that such an Initial Business Combination is fair to our company from a financial point of view.

Members of our management team and our directors may directly or indirectly own our Founder Shares, Class A Ordinary Shares and/or Private Placement Warrants following the Initial Public Offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination. In particular, because the Founder Shares were purchased at approximately $0.003 per share, the holders of our Founder Shares (including members of our management team that directly or indirectly own Founder Shares) could make a substantial profit after our Initial Business Combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A Ordinary Shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our Initial Business Combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination.

In addition, our Sponsor or any of its affiliates may make additional investments in the company in connection with the Initial Business Combination, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an Initial Business Combination.

Further, we will also reimburse our Sponsor for office space, secretarial and administrative services provided to us in the amount of $5,000 per month beginning July 1, 2021.

In the event that we submit our Initial Business Combination to our public shareholders for a vote, our Initial Shareholders, directors and officers have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares (and their permitted transferees will agree) and public shares held by them in favor of our Initial Business Combination.

Limitation on Liability and Indemnification of Directors and Officers

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of directors and officers, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, actual fraud or the consequences of committing a crime. Our second amended and restated memorandum and articles of association provide for indemnification of our directors and officers to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud or willful default.

We have entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our second amended and restated memorandum and articles of association. We may purchase a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and officers.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

We have entered into an agreement to indemnify our Sponsor and its affiliates from any claims made by the Company or a third party in respect of any investment opportunities sourced by them and any liability which may arise with respect to their activities in connection with our affairs. The indemnity provides that the indemnified parties cannot access the funds held in our trust account.

Item 11. Executive Compensation

None of our directors or officers have received any cash compensation for services rendered to us. Starting on July 1, 2021, we have reimbursed our Sponsor for office space, secretarial and administrative services provided to us in the amount of $5,000 per month. Our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In May 2021, our Sponsor transferred 40,000 Founder Shares to each of our independent directors and 10,000 Founder Shares to each of our board advisors at their original purchase price. In addition, our independent directors have made passive investments in our Sponsor that has provided them with an indirect interest in an aggregate of approximately 14% of the outstanding Private Placement Warrants.

We have entered into an agreement to indemnify our Sponsor and its affiliates from any claims made by the Company or a third party in respect of any investment opportunities sourced by them and any liability which may arise with respect to their activities in connection with our affairs. The indemnity provides that the indemnified parties cannot access the funds held in our trust account.

Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or our or any of their respective affiliates. Any such payments prior to an Initial Business Combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an Initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, officers and directors, or their respective affiliates, prior to completion of our Initial Business Combination.

After the completion of our Initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time of the proposed business combination because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our Initial Business Combination will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our Initial Business Combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A Ordinary Shares as of March 28, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our named executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

.	Class A Ordinary Shares		Class B Ordinary Shares
	Number of				Approximate
	Shares	Approximate	Number of Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage of	of Voting
	Owned	of Class	Owned(2)	Class	Control
Name and Address of Beneficial Owner(1)
Macondray, LLC(3)			6,997,500	19.6%
R. Grady Burnett(4)			6,997,500	19.6%
W. Lance Conn(5)			6,997,500	19.6%
Gretchen Howard			40,000	*
Andy Sheehan			40,000	*
Claire Johnson			40,000	*
Obinna Onyeagoro			40,000	*
All officers and directors as a group (6 individuals)
Highbridge Capital Management, LLC(6)	2,158,320	7.51%
D.E. Shaw Valence Portfolios, L.L.C.(7)	1,760,220	6.1%
D.E. Shaw & Co., L.L.C.(7)	1,830,920	6.4%
D.E. Shaw & Co., L.P.(7)	1,830,920	6.4%
David E. Shaw(7)	1,830,920	6.4%
Black Rock, Inc.(8)	3,528,125	12.3%
*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 2995 Woodside Road, Suite 250, Woodside, California 94062.
(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such ordinary shares will convert into Class A Ordinary Shares on a one-for-one basis, subject to adjustment.
(3)	Includes up to 937,500 Class B Ordinary Shares that will be surrendered to us for no consideration depending on the extent to which the underwriters’ Over-Allotment Option is exercised. Macondray, LLC, our Sponsor, is the record holder of the Class B Ordinary Shares reported herein. R. Grady Burnett and W. Lance Conn are the members of Macondray, LLC, our Sponsor. As such, each such person may be deemed to have or share beneficial ownership of the Class B Ordinary Shares held directly by Macondray, LLC.
(4)	Represents Class B Ordinary Shares held by Macondray, LLC. Mr. Burnett disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(5)	Represents Class B Ordinary Shares held by Macondray, LLC. Mr. Conn disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(6)	Based on the 13G/A filed with the SEC on February 9, 2022 by Highbridge Capital Management. According to its Schedule 13G, Highbridge Capital Management reported having sole voting power over no shares, shared voting power over 2,158,320 Class A Ordinary Shares, sole dispositive power over no shares and shared dispositive power over 2,158,320 Class A Ordinary Shares. The Schedule 13G/A contained information as of December 31, 2021. The address of Highbridge Capital Management is 277 Park Avenue, 9th Floor, New York, New York 10172.
(7)	Based on the 13G/A filed with the SEC on February 2, 2022 by D.E. Shaw Valence Portfolios, L.L.C., D.E. Shaw & Co., L.L.C., D.E. Shaw & Co., L.P., and David E. Shaw. According to its Schedule 13G/A, D.E. Shaw Valence Portfolios, L.L.C. reported having sole voting power over no shares, shared voting power over 1,760,220 Class A Ordinary Shares, sole dispositive power over no shares and shared dispositive power over 1,760,220 Class A Ordinary Shares. D.E. Shaw & Co., L.L.C., D.E. Shaw & Co., L.P., and David E. Shaw each reported having sole voting power over no shares, shared voting power over 1,830,920 Class A Ordinary Shares, sole dispositive power over no shares and shared dispositive power over 1,830,920 Class A Ordinary Shares. David E. Shaw disclaims beneficial ownership of these shares. The Schedule

13G/A contained information as of November 15, 2021. The address of each company listed herein is 1166 Avenue of the Americas, 23rd Floor, New York, New York 10036.
(8)	Based on the 13G filed with the SEC February 4, 2022 by Black Rock, Inc. According to its Schedule 13G, Black Rock Inc. reported having sole voting power over 2,450,000 Class A Ordinary Shares, shared voting power over no shares, sole dispositive power over 3,528,125 Class A Ordinary Shares and shared dispositive power over no shares. The Schedule 13G contained information as of December 31, 2021. The address of Black Rock, Inc. is 55 East 52nd Street, New York, New York 10055.

Our Initial Shareholders beneficially own 20% of the issued and outstanding ordinary shares. Because of their ownership block, our Initial Shareholders may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including amendments to our second amended and restated memorandum and articles of association and approval of significant corporate transactions.

Simultaneously with the closing of the Initial Public Offering, our Sponsor purchased an aggregate of 6,666,667 Private Placement Warrants at a price of $1.50 per warrant, generating gross proceeds to the Company in the amount of $10,000,000. On August 10, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company completed the Over-Allotment Private Placement, issuing an additional 525,000 warrants to the Sponsor and 225,000 warrants to the Anchor Investor at a purchase price of $1.50 per warrant, generating gross proceeds of $1,125,000. Each Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as provided herein. If we do not complete our Initial Business Combination within 18 months (or 21 months, as applicable) from the closing of the Initial Public Offering, the proceeds of the sale of the Private Placement Warrants held in the trust account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by our Sponsor, our Anchor Investor or their permitted transferees: (1) they will not be redeemable by us; (2) they (including the Class A Ordinary Shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our Initial Business Combination, as described below; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Macondray, LLC, our Sponsor, and our directors and officers are deemed to be our “promoters” as such term is defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On March 16, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in exchange for 7,906,250 Founder Shares. In May 2021, our Sponsor transferred 40,000 Founder Shares to each of our independent directors and 10,000 Founder Shares to each of our board advisors at their original purchase price. On June 14, 2021, our Sponsor surrendered 718,750 Founder Shares to us for no consideration resulting in an aggregate of 7,187,500 Founder Shares outstanding. Our Initial Shareholders currently collectively own 20% of our issued and outstanding shares.

Our Sponsor has purchased an aggregate of 5,191,667 Private Placement Warrants for a purchase price of $1.50 per warrant. Each Private Placement Warrant may be exercised for one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our Initial Business Combination. Additionally, the Anchor Investor has purchased an aggregate of 2,225,000 Private Placement Warrants from us, at a price of $1.50 per warrant. In connection with the foregoing, our Sponsor has agreed to sell 1,078,125 of our Class B Ordinary Share s (as a result of the underwriters’ Over-Allotment Option being exercised in full) to our Anchor Investor in connection with the closing of our Initial Business Combination. The number of Class B Ordinary Shares our Anchor Investor is entitled to purchase from our Sponsor will not be less than 1,078,125 shares regardless of the actual number of Units offered and sold in the Initial Public Offering. In addition, our Anchor Investor has agreed that, if our Sponsor decides that, in order to facilitate an Initial Business Combination, our Sponsor shall forfeit, transfer, exchange or amend the terms of all or any portion of its Founder Shares or enter into any other arrangements with respect to such Founder Shares, our Anchor Investor will be subject to the same changes on a pro rata basis. Nevertheless, our Anchor Investor will not be required to forfeit more than 20% of the Founder Shares to which it is entitled. We will receive an aggregate of $11,125,000 (as a result of the underwriters’ Over-Allotment Option being exercised in full) from the sales of the Private Placement Warrants.

If any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We currently maintain our executive offices at 2995 Woodside Road, Suite 250, Woodside, California 94062. We have entered into an agreement with our Sponsor, pursuant to which we pay a total of $5,000 per month for office space, administrative and support services to such affiliate. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our Initial Business Combination takes the maximum 21 months, our Sponsor will be paid a total of $105,000 ($5,000 per month) for office space, administrative and support services.

Our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

We have entered into an agreement to indemnify our Sponsor and its affiliates from any claims made by the Company or a third party in respect of any investment opportunities sourced by them and any liability which may arise with respect to their activities in connection with our affairs. Such indemnity provides that the indemnified parties cannot access the funds held in our trust account.

Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our Initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver of any and all rights to seek access to funds in our trust account.

After our Initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our Initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors operates pursuant to a charter, which sets forth the policies and procedures for its review and approval or ratification of  “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of similar transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) $120,000 in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this charter will include: (i) our directors or executive officers; (ii) any beneficial owner of more than 5% of any class of our voting securities; and (iii) any immediate family member of any of the foregoing.

Pursuant to the charter, the audit committee will consider, among other factors, (i) whether the terms of the related party transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party, (ii) whether there are business reasons for the Company to enter into the related party transaction, (iii) whether the related party transaction would impair the independence of an outside director, (iv) whether the related party transaction would present an improper conflict of interest for any director or executive officer of the Company and (v) any pre-existing contractual conditions.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have four “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our board has determined that each of Mr. Sheehan, Ms. Johnson, Ms. Howard and Mr. Onyeagoro is an independent director under applicable SEC rules and Nasdaq listing standards. Our independent directors meet regularly with only independent directors present.

Item 14. Principal Accounting Fees and Services

The firm of Marcum LLP served as the Company’s independent registered public accounting firm from March 15, 2021 (inception) through December 31, 2021. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC March 15, 2021 (inception) through December 31, 2021, and of services rendered in connection with our Initial Public Offering, totaled $159,328.

Audit Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the period from March 15, 2021 (inception) through December 31, 2021.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any tax fees during the period from March 15, 2021 (inception) through December 31, 2021.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the period from March 15, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee reviews and, in its sole discretion, pre-approves all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
(1)	Financial Statements

See the “Index” to the Consolidated Financial Statements commencing on page F-1 of this Form 10-K.

(2)	Financial Statement Schedules

All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

(3)	The following Exhibits are filed or incorporated by reference as part of this report:

Exhibit No.	Description

3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on July 7, 2021).
4.1

Warrant Agreement, dated June 30, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on July 7, 2021).

4.2*	Description of Securities Registered under Section 12 of the Exchange Act.
10.1

Insider Letter Agreement, dated June 30, 2021, by and among the Company, each of its officers, directors and board advisors, and the Sponsor (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on July 7, 2021).

10.2

Investment Management Trust Agreement, dated June 30, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on July 7, 2021).

10.3

Registration Rights Agreement, dated June 30, 2021, by and among the Company, the Sponsor, the independent directors and board advisors and certain funds and accounts managed by subsidiaries of BlackRock, Inc (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on July 7, 2021).

10.4

Private Placement Warrants Purchase Agreement, dated June 30, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K, filed with the SEC on July 7, 2021).

10.5

Administrative Services Agreement, dated June 30, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K, filed with the SEC on July 7, 2021).

10.6

Securities Subscription Agreement, dated March 16, 2021, between the Registrant and Macondray, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1, filed with the SEC on May 17, 2021).

10.7	Promissory Note, dated March 16, 2021, issued to Macondray, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, filed with the SEC on May 17, 2021).
10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1, filed with the SEC on May 17, 2021).
10.9

Surrender of Shares and Amendment No. 1 to the Securities Subscription Agreement, dated June 14, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.10 to the registrant’s Amendment No. 3 to its Registration Statement on Form S-1, filed with the SEC on June 21, 2021).

10.10*	Amended and Restated Subscription Agreement, dated June 17, 2021, among the Company, the Sponsor and The Obsidian Master Fund.
10.11*	Amended and Restated Subscription Agreement, dated June 17, 2021, among the Company, the Sponsor and BlackRock Credit Alpha Master Fund L.P.

10.12*	Amended and Restated Subscription Agreement, dated June 17, 2021, among the Company, the Sponsor and HC NCBR Fund.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*  Filed herewith

**  Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACONDRAY CAPITAL ACQUISITIONS CORP. I

Date: April 15, 2022	By:	/s/ R. Grady Burnett
R. Grady Burnett
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ R. Grady Burnett	Co-Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 15, 2022
R. Grady Burnett
/s/ W. Lance Conn	Co-Chief Executive Officer, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 15, 2022
W. Lance Conn
/s/ Claire Johnson	Director	April 15, 2022
Claire Johnson
/s/ Gretchen Howard	Director	April 15, 2022
Gretchen Howard
/s/ Andrew Sheehan	Director	April 15, 2022
Andrew Sheehan
/s/ Obinna Onyeagoro	Director	April 15, 2022
Obinna Onyeagoro

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Macondray Capital Acquisition Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Macondray Capital Acquisition Corp. I (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from March 15, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 15, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company has a mandatory liquidation date with a subsequent dissolution, which is considered to be less than one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Houston, Texas

April 15, 2022

MACONDRAY CAPITAL ACQUISITION CORP. I

BALANCE SHEET

December 31, 2021

ASSETS
Current Assets:
Cash	$645,542
Prepaid expenses	353,400
Total Current Assets	998,942

Prepaid expenses	172,500
Investments held in Trust Account	290,385,952

TOTAL ASSETS	$291,557,394

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued liabilities	$10,500
Total Current Liabilities	10,500

Derivative warrant liabilities	9,717,208
Deferred underwriting commission	10,062,500

Total Liabilities	19,790,208

COMMITMENTS AND CONTINGENCIES (NOTE 6)

Class A ordinary shares subject to possible redemption; 28,750,000 shares (at $10.10 per share)	290,375,000

Shareholders' deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 300,000,000 shares authorized, -0- shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value, 30,000,000 shares authorized, 7,187,500 shares issued and outstanding	719
Additional paid-in capital	—
Accumulated deficit	(18,608,533)
Total Shareholders' Deficit	(18,607,814)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS' DEFICIT	$291,557,394

The accompanying notes are an integral part of these financial statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

STATEMENT OF OPERATIONS

For the Period From
March 15, 2021
(Inception) Through
December 31, 2021
Expenses:
Administrative fee – related party	$30,000
General and administrative costs	683,190

Operating loss	(713,190)

Other income (expense):
Dividend income	10,952
Change in fair value of warrant liabilities	9,506,958
Change in fair value of over-allotment liability	237,529
Warrant related issuance costs	(918,292)

Total other income, net	8,837,147

Net income	$8,123,957

Class A Ordinary Shares subject to possible redemption – Weighted average shares outstanding, basic and diluted	17,134,880

Class A Ordinary Shares subject to possible redemption – Basic and diluted net income per ordinary share	$0.33

Class B Ordinary Shares - Weighted average shares outstanding, basic and diluted (1)	7,187,500

Class B Ordinary Shares - Basic and diluted net income per common share	$0.33

(1)	On June 14, 2021, the Sponsor surrendered 718,750 Founder Shares to the Company for no consideration resulting in an aggregate of 7,187,500 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the shares surrendered.

The accompanying notes are an integral part of these financial statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 15, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Capital contribution for sale of Class B ordinary shares to Anchor Investors	—	—	—	—	—	6,900,000	6,900,000
Private placement warrants proceeds in excess of fair value	—	—	—	—	—	2,525,883	2,525,883
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	(24,281)	(36,158,373)	(36,182,654)
Net Income	—	—	—	—	—	8,123,957	8,123,957
Balance, December 31, 2021	—	$—	7,187,500	$719	$—	$(18,608,533)	$(18,607,814)
(1)	On June 14, 2021, the Sponsor surrendered 718,750 Founder Shares to the Company for no consideration resulting in an aggregate of 7,187,500 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the shares surrendered.

The accompanying notes are an integral part of these financial statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

STATEMENT OF CASH FLOWS

For the Period From
March 15, 2021
(Inception) Through
December 31, 2021

Cash flows from operating activities:
Net income	$8,123,957
Adjustments to reconcile net income to net cash used in operating activities:
Warrant related issuance costs	918,292
Dividends earned on investments held in the Trust	(10,952)
Changes in operating assets and liabilities:
Prepaid expenses	(525,900)
Accrued liabilities	10,500
Warrant liabilities	(9,506,958)
Over-allotment liabilities	(237,529)
Net cash used in operating activities	(1,228,590)

Cash flows from investing activities:
Cash deposited into trust account	(290,375,000)
Net cash used in investing activities	(290,375,000)

Cash flows from financing activities:
Sale of units in public offering, net	281,099,132
Sale of warrants in private offering	11,125,000
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from Sponsor note	300,000
Repayment of Sponsor note	(300,000)
Net cash provided by financing activities	292,249,132

Net change in cash	645,542
Cash at beginning of period	—
Cash at end of period	$645,542

Non-cash financing activities:
Initial classification of potentially redeemable ordinary shares	$290,375,000
Deferred underwriters’ fees	$10,062,500
Initial classification of warrant liabilities	$19,224,167
Initial classification of over-allotment liabilities	$237,529
Remeasurement of Class A ordinary shares subject to redemption	$36,182,654

The accompanying notes are an integral part of these financial statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

NOTES TO THE FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective acquisition target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is Macondray, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 30, 2021. On July 6, 2021, the Company closed its Initial Public Offering of 25,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $250 million, and incurring offering costs of approximately $14.4 million, inclusive of $8.75 million in deferred underwriting commissions (see Note 6). Each Unit consists of one of the Company’s Class A ordinary shares (the “Public Shares”) and one-third of one redeemable warrant (each, a “Public Warrant” and, collectively, the “Public Warrants”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 6,666,667 warrants (the “Private Placement Warrants”) to the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock Inc. (the “anchor investor”) at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,000,000. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investors to be $6,900,000, or $6.4 per share. The put option valuations that were used to determine the valuation of the fair value of the Founder Shares were valued using Monte Carlo model. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. $472,827 was expensed in the statement of operations and the remainder was charged to shareholders’ equity.

Subsequently, on August 5, 2021, the underwriter fully exercised the over-allotment option, and the closing of the issuance and sale of the over-allotment units occurred on August 10, 2021. The issuance by the Company of the over-allotment units at a price of $10.00 per over-allotment unit resulted in total gross proceeds of $37,500,000. On August 10, 2021, simultaneously with the issuance and sale of the over-allotment units, the Company consummated the sale of an additional 525,000 warrants to the Sponsor and 225,000 warrants to the Anchor Investor, at a purchase price of $1.50 per warrant, generating gross proceeds of $1,125,000 and incurring offering costs of approximately $2.06 million, inclusive of $1.31 million in deferred underwriting commissions (see Note 6).

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

As of December 31, 2021, cash and working capital were $645,542 and $998,442, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the combination period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a business combination will be successful within the combination period. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

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

One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates

Investment Held In Trust Account

Investment held in trust account totaled $290,385,952 and are invested in a money market fund that is available for transactions on a daily basis and invests in securities as permitted under the trust agreement and is carried at fair value.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Other offering costs of $650,866 consist principally of costs incurred in connection with formation of the Company and preparation for the Initial Public Offering. These costs, together with the underwriter discount of $15,812,500 were allocated to Class A ordinary shares and charged to Class A ordinary shares and the portion associated with the warrant liability was expensed upon completion of the Initial Public Offering. Of these costs, $660,225 of which was allocated to the Public Warrants and the Private Placement Warrants.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.”  Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of $290,375,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

As of December 31, 2021, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$287,500,000
Less:
Proceeds allocated to Public Warrants	(10,625,000)
Ordinary share issuance costs	(22,445,125)
Fair value of over allotment option	(237,529)
Plus:
Remeasurement adjustment of carrying value to redemption value	36,182,654
Ordinary shares subject to possible redemption	$290,375,000

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income per ordinary share. Remeasurement associated with the redeemable Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

	For the Period from
	March 15, 2021
	(inception) Through
	December 31, 2021
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$5,723,249	$2,400,708
Denominator:
Basic and diluted weighted average ordinary shares outstatnding	17,134,880	7,187,500
Basic and diluted net income per ordinary share	0.33	0.33

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” are the investments held in trust (Level 1), Public Warrants (Level 1) and Private Placement Warrants (Level 3). The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

See Note 9 for Fair Value Measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments were recorded at fair value as of the closing date of the Initial Public Offering (July 6, 2021) and will be re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are derivative instruments. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480. The Company recognized an expense of $237,529 related to the over-allotment option.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A ordinary shares.

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured at each balance sheet date in accordance with ASC Topic 820, “Fair Value Measurement” until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. At inception the Public Warrants were valued using Monte Carlo Simulation Model and subsequently after they detached from the unit, they were valued based on quoted market price.  The Private Placement Warrants were valued both at inception and subsequently using the Modified Black-Sholes Model. The valuation models utilizes inputs and other assumptions and may not be reflective of the price at which the warrants can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company on January 1, 2024. The adoption of the ASU is not expected to have a material impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, except for the above, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company initially sold 25,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $250,000,000. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and one-third of one redeemable warrant of the Company, with each whole Public Warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Pursuant to the exercise of the over-allotment option, 3,750,000 Units were sold at a price of $10.00 per Unit generating gross proceeds to the Company in the amount of $37,500,000.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of an aggregate of 6,666,667 Private Placement Warrants to the Sponsor and the anchor investor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,000,000.

Simultaneously with the exercise of the over-allotment option, the Company sold 750,000 Private Placement Warrants to the Sponsor and Anchor Investor at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $1,125,000.

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

Promissory Note — Related Party

On March 16, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company was permitted to borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2021, there was no outstanding balance under the Promissory Note.

General and Administrative Services

Commencing on the date the Units were first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

With respect to the Initial Public Offering the underwriter was paid a cash underwriting discount of $0.20 per Unit, or $5,000,000 in the aggregate, at closing. In addition, the underwriter is entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate.

With respect to the over-allotment the underwriter was paid a cash underwriting discount of $0.20 per Unit, or $750,000 in the aggregate, at closing. In addition, the underwriter is entitled to a deferred fee of $0.35 per Unit, or $1,300,000 in the aggregate.

The deferred underwriting fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes the Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were no Class A ordinary shares issued or outstanding, exclusive of 28,750,000 shares classified as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Investments held in Trust Account	1	$290,385,952
Liabilities:
Warrant liability – Private Placement Warrants	3	$4,301,667
Warrant liability – Public Warrants	1	$5,415,541

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants at inception The Private Placement Warrants are subsequently measured using the modified Black-Scholes model. Initially the Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. At December 31, 2021, the Public Warrants were classified within Level 1 of the fair value hierarchy due to quoted prices in active markets for identical assets or liabilities.

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model were as follows during the measurement period:

	December 31,		August 10,		July 6,
	2021		2021		2021
Risk-free interest rate	1.30%		1.0%		1.10%
Expected life of grants	5.8	years	6.1	Years	6.3	years
Expected volatility of underlying stock	9.5%		12.0%		17.0%
Dividends	0%		0%		0%

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period March 15, 2021 (inception) through December 31, 2021:

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, March 15, 2021	$—
Derivative liabilities recorded on issuance of derivative Warrants	19,279,167
Transfer of public warrants from Level 3 to Level 1	(11,212,500)
Change in fair value of derivative liabilities	(3,765,000)
Balance, December 31, 2021	$4,301,667

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent event that would have required adjustment or disclosure in the financial statements.