Form 10-Q
period 2022-03-31
Macondray Capital Acquisition Corp. I
filed 2022-05-16
CIK 1852771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2022, 28,750,000 Class A ordinary shares, par value $0.0001, and 7,187,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.

MACONDRAY CAPITAL ACQUISITION CORP. I

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONDENSED FINANCIAL STATEMENTS

Page No.
Financial Statements:
Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	1
Condensed Statements of Operations (unaudited) for the three months ended March 31, 2022 and for the period from March 15, 2021 (inception) through March 31, 2021	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) (unaudited) for the three months ended March 31, 2022 and for the period from March 15, 2021 (inception) through March 31, 2021	3
Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2022 and for the period from March 15, 2021 (inception) through March 31, 2021	4
Notes to Condensed Financial Statements (unaudited)	5

MACONDRAY CAPITAL ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$459,460	$645,542
Prepaid expenses	345,000	353,400
Total Current Assets	804,460	998,942
Prepaid expenses long term	86,250	172,500
Investments held in Trust Account	290,393,114	290,385,952
TOTAL ASSETS	$291,283,824	$291,557,394

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$17,642	$10,500
Total Current Liabilities	17,642	10,500
Derivative warrant liabilities	5,096,542	9,717,208
Deferred underwriting commission	10,062,500	10,062,500
Total Liabilities	15,176,684	19,790,208

Commitments and contingencies (Note 6)

Class A ordinary shares subject to possible redemption; 28,750,000 shares (at $10.10 per share)	290,375,000	290,375,000

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; -0- shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	—	—
Accumulated deficit	(14,268,579)	(18,608,533)
Total Shareholders’ Deficit	14,267,860	(18,607,814)
TOTAL LIABLITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$291,283,824	$291,557,394

The accompanying notes are an integral part of these unaudited condensed financial statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		period from
		March 15,
	For the Three	2021
	Months Ended	(Inception) through
	March 31,	March 31,
	2022	2021
Expenses:
Administrative fee – related party	$15,000	$—
General and administrative costs	272,874	6,930
Operating loss	(287,874)	(6,930)

Other income:
Dividend income	7,162	—
Change in fair value of warrant liabilities	4,620,666	—
Total other income	4,627,828	—

Net income (loss)	$4,339,954	$(6,930)

Class A Ordinary Shares subject to possible redemption – Weighted average shares outstanding, basic and diluted	28,750,000	—

Class A Ordinary Shares subject to possible redemption – Basic and diluted net income per ordinary share	$0.12	$(0.00)

Class B Ordinary Shares – Weighted average shares outstanding, basic and diluted	7,187,500	7,187,500

Class B Ordinary Shares – Basic and diluted net income per ordinary share	$0.12	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
For the three months ended March 31, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2022	—	$—	7,187,500	$719	$—	$(18,608,533)	$(18,607,814)
Net Income	—	—	—	—	—	4,339,954	4,339,954
Balance, March 31, 2022	—	$—	7,187,500	$719	$—	$(14,268,579)	$(14,267,860)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
For the period from March 15, 2021 (inception) through March 31, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net Loss	—	—	—	—	—	(6,930)	(6,930)
Balance, March 31, 2021	—	$—	7,187,500	$719	$24,281	$(6,930)	$18,070

MACONDRAY CAPITAL ACQUISITION CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three	period from
	Months	March 15, 2021
	Ended	(Inception) through
	March 31,	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$4,339,954	$(6,930)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Dividends earned on investments held in the Trust	(7,162)	—
Changes in operating assets and liabilities:
Accrued formation costs	—	6,930
Prepaid expenses	94,650	—
Warrant liabilities	(4,620,666)	—
Accrued liabilities	7,142	—
Net cash used in operating activities	(186,082)	—

Net change in cash	$(186,082)	$—
Cash at beginning of period	645,542	—
Cash at end of period	$459,460	$—

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$113,529
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$—	$25,000

MACONDRAY CAPITAL ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective acquisition target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of March 31, 2022, cash and working capital were $459,460 and $786,818, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the combination period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company's plans to consummate a business combination will be successful within the combination period. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and the Russian-Ukraine war and has concluded that while it is reasonably possible that the virus and the Russian-Ukraine war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of the Company’s management, the unaudited condensed financial statements as of March 31, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates

Investments Held In Trust Account

Investments held in Trust Account totaled $290,393,114 and $290,385,952 at March 31, 2022 and December 31, 2021, respectively, and are invested in a money market fund that is available for transactions on a daily basis and invests in securities as permitted under the trust agreement and is carried at fair value.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.”  Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of $290,375,000 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

As of March 31, 2022 and December 31, 2021, the ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and March 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

	For the Three Months
	Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$3,471,963	$867,991
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,750,000	7,187,500
Basic and diluted net income per ordinary share	0.12	0.12

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” are the investments held in trust (Level 1), Public Warrants (Level 1) and Private Placement Warrants (Level 3).The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

Promissory Note — Related Party

On March 16, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company was permitted to borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there was no outstanding balance under the Promissory Note.

General and Administrative Services

Commencing on the date the Units were first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement

Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6— COMMITMENTS AND CONTINGENCIES

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

With respect to the over-allotment the underwriter was paid a cash underwriting discount of $0.20 per Unit, or $750,000 in the aggregate, at closing. In addition, the underwriter is entitled to a deferred fee of $0.35 per Unit, or $1,312,500 in the aggregate.

The deferred underwriting fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes the Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, exclusive of 28,750,000 shares classified as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$290,393,114	$290,385,952
Liabilities:
Warrant liability – Private Placement Warrants	3	$2,299,167	$4,301,667
Warrant liability – Public Warrants	1	2,797,375	$5,415,541

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants at inception. The Private Placement Warrants are subsequently measured using the modified Black-Scholes model. Initially the Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. At December 31, 2021, the Public Warrants were classified within Level 1 of the fair value hierarchy due to quoted prices in active markets for identical assets or liabilities.

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model were as follows during the measurement period:

	March 31,		December 31,		August 10,		July 6,
	2022		2021		2021		2021
Risk-free interest rate	2.40%		1.30%		1.0%		1.10%
Expected life of grants	5.5	years	5.8	years	6.1	years	6.3	years
Expected volatility of underlying stock	4.2%		9.5%		12.0%		17.0%
Dividends	0%		0%		0%		0%

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period March 15, 2021 (inception) through March 31, 2022:

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, March 15, 2021	$—
Derivative liabilities recorded on issuance of derivative Warrants	19,224,167
Transfer of public warrants from Level 3 to Level 1	(10,625,000)
Change in fair value of derivative liabilities	(4,297,500)
Balance, December 31, 2021	$4,301,667
Change in fair value or derivative liabilities	(2,002,500)
Balance, March 31, 2022	$2,299,167

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent event that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Upon the closing of the Initial Public Offering and the Initial Private Placement, $252.5 million ($10.10 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act, which invest only in direct U.S., government treasury obligations until the earlier of: (i) the consummation of an Initial Business Combination or (ii) the distribution of the funds in the Trust Account to our shareholders, as described below.

Subsequently, on August 5, 2021, the underwriter fully exercised the over-allotment option, and the closing of the issuance and sale of the over-allotment units (the “Over-Allotment Units”) occurred on August 10, 2021. The issuance by us of the Over-Allotment Units at a price of $10.00 per Over-Allotment Unit resulted in total gross proceeds of $37,500,000. On August 10, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, we consummated the sale of an additional 525,000 warrants to the Sponsor and 225,000 warrants to the Anchor Investor (the “Over-Allotment Private Placement”, and, together with the Initial Private Placement, the “Private Placements,” and each warrant issued in the Private Placements, a “Private Placement Warrant”), at a purchase price of $1.50 per warrant, generating gross proceeds of $1,125,000.

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

Results of Operations

Our entire activity for the period from March 15, 2021 (inception) through March 31, 2022 was for completion of the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of approximately $4.3 million, which was primarily comprised change in fair value derivative warrant liabilities of $4.6 million partially offset by general and administrative expenses of $0.3 million.

Our business activities since our Initial Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for an Initial Business Combination.

Liquidity and Capital Resources

As of March 31, 2022, we had $459,460 in cash. Net cash used in operating activities for the three months ended March 31, 2022 was $186,082.

Prior to the closing of our Initial Public Offering, our liquidity needs were satisfied through a cash payment of $25,000 from our Sponsor in exchange for the issuance of Class B ordinary shares and a loan of $300,000 (which was repaid on July 8, 2021) under a promissory note from our Sponsor. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management has determined that the combination period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a business combination will be successful within the combination period. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. The underwriter is entitled to a deferred fee of $10,062,500.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

Class A ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.”  Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of $290,375,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”),” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company on January 1, 2024. The adoption of the ASU is not expected to materially impact the Company’s financial position, result of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to material weakness in internal controls related to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 15, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this report there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 15, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACONDRAY CAPITAL ACQUISITION CORP. I

Date: May 16, 2022	/s/ R. Grady Burnett
R. Grady Burnett
Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	/s/ W. Lance Conn
W. Lance Conn
Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer)