Form 10-Q
period 2022-06-30
Macondray Capital Acquisition Corp. I
filed 2022-08-12
CIK 1852771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, 28,750,000 Class A ordinary shares, par value $0.0001, and 7,187,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.

MACONDRAY CAPITAL ACQUISITION CORP. I

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONDENSED FINANCIAL STATEMENTS

Page No.
Financial Statements:
Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (audited)	2
Condensed Statements of Operations (unaudited) for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and the period from March 15, 2021 (inception) through June 30, 2021	3
Condensed Statements of Changes in Shareholders’ Equity (Deficit) (unaudited) for the three and six months ended June 30, 2022 and for the period from March 15, 2021 (inception) through June 30, 2021	4
Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2022 and for the period from March 15, 2021 (inception) through June 30, 2021	5
Notes to Condensed Financial Statements (unaudited)	6

MACONDRAY CAPITAL ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$340,892	$645,542
Prepaid expenses	345,000	353,400
Total Current Assets	685,892	998,942
Prepaid expenses long term	—	172,500
Investments held in Trust Account	290,524,691	290,385,952
TOTAL ASSETS	$291,210,583	$291,557,394

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$22,636	$10,500
Total Current Liabilities	22,636	10,500
Derivative warrant liabilities	1,774,168	9,717,208
Deferred underwriting commission	10,062,500	10,062,500
Total Liabilities	11,859,304	19,790,208

Commitments and contingencies (Note 6)

Class A ordinary shares subject to possible redemption; 28,750,000 shares (the redemption value per Class A ordinary share was $10.11 as of June 30, 2022 and $10.10 as of December 31, 2021)	290,524,691	290,375,000
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; -0- shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	—	—
Accumulated deficit	(11,174,131)	(18,608,533)
Total Shareholders’ Deficit	(11,173,412)	(18,607,814)
TOTAL LIABLITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$291,210,583	$291,557,394

The accompanying notes are an integral part of these unaudited condensed financial statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				period from
		For the		March 15,
		Three		2021
		Months	For the Six	(inception)
	For the Three	Ended	Months	through
	Months Ended	June 30,	Ended	June 30,
	June 30, 2022	2021	June 30, 2022	2021
Expenses:
Administrative fee – related party	$15,000	—	$30,000	—
General and administrative costs	194,815	—	467,686	6,930
Operating loss	(209,815)	—	(497,686)	(6,930)

Other income:
Dividend income	131,578	—	138,739	—
Change in fair value of warrants liabilities	3,322,376	—	7,943,040	—
Total other income	3,453,954	—	8,081,779	—

Net income (loss)	$3,244,139	—	$7,584,093	$(6,930)

Class A Ordinary Shares subject to possible redemption – Weighted average shares outstanding, basic and diluted	28,750,000	—	28,750,000	—

Class A Ordinary Shares subject to possible redemption – Basic and diluted net income per ordinary share	$0.09	—	$0.21	—

Class B Ordinary Shares – Weighted average shares outstanding, basic and diluted	7,187,500	7,187,500	7,187,500	7,187,500

Class B Ordinary Shares – Basic and diluted net income per ordinary share	$0.09	$—	$0.21	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
For the three and six months ended June 30, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2022	—	$—	7,187,500	$719	$—	$(18,608,533)	$(18,607,814)
Net Income	—	—	—	—	—	4,339,954	4,339,954
Balance, March 31, 2022	—	—	7,187,500	719	—	(14,268,579)	(14,267,860)
Net Income	—	—	—	—	—	3,244,139	3,244,139
Remeasurement of Class A Ordinary Shares to Redemption value	—	—	—	—	—	(149,691)	(149,691)
Balance June 30, 2022	—	$—	7,187,500	$719	$—	$(11,174,131)	$(11,173,412)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
For the period from March 15, 2021 (inception) through June 30, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net Loss	—	—	—	—	—	(6,930)	(6,930)
Balance, March 31, 2021	—	—	7,187,500	719	24,281	(6,930)	18,070
Net Loss	—	—	—	—	—	—	—
Balance, June 30, 2021	—	$—	7,187,500	$719	$24,281	$(6,930)	$18,070

MACONDRAY CAPITAL ACQUISITION CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Six	period from
	Months	March 15, 2021
	Ended	(Inception) through
	June 30,	June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$7,584,093	$(6,930)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Dividends earned on investments held in the Trust	(138,739)	—
Changes in operating assets and liabilities:
Accrued formation costs	—	6,930
Prepaid expenses	180,900	—
Warrant liabilities	(7,943,040)	—
Accrued offering costs	—	(255,151)
Accrued liabilities	12,136	—
Net cash used in operating activities	(304,650)	(255,151)

Cash flows from financing activities
Proceeds from Sponsor note	—	300,000
Net cash provided by financing activities	—	300,000

Net change in cash	$(304,650)	$44,849
Cash at beginning of period	645,542	—
Cash at end of period	$340,892	$44,849

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$370,271
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$—	$25,000
Remeasurement of Class A ordinary shares to redemption value	$149,691	$—

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective acquisition target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 6,666,667 warrants (the “Private Placement Warrants”) to the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock Inc. (the “anchor investor”) at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,000,000. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investors to be $6,900,000, or $6.40 per share. The put option valuations that were used to determine the valuation of the fair value of the Founder Shares were valued using Monte Carlo model. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. $472,827 was expensed in the statement of operations and the remainder was charged to shareholders’ equity.

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

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its second amended and restated memorandum and articles of association (the “Memorandum and Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

As of June 30, 2022, cash and working capital were $340,892 and $663,256, respectively. As of December 31, 2021, cash and working capital were $645,542 and $988,442, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the combination period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company's plans to consummate a business combination will be successful within the combination period. Additionally, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of these financial statements. As a result, these factors raise substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of the Company’s management, the unaudited condensed financial statements as of June 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2022 and its results of operations and cash flows for the six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Investments Held In Trust Account

Investments held in Trust Account totaled $290,524,691 and $290,385,952 at June 30, 2022 and December 31, 2021, respectively, and are invested in a money market fund that is available for transactions on a daily basis and invests in securities as permitted under the trust agreement and is carried at fair value.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Other offering costs of $650,866 consist principally of costs incurred in connection with formation of the Company and preparation for the Initial Public Offering. These costs, together with the underwriter discount of $15,812,500 were allocated to Class A ordinary shares and charged to Class A ordinary shares and the portion associated with the warrant liability was expensed upon completion of the Initial Public Offering. Of these costs, $660,225 was allocated to the Public Warrants and the Private Placement Warrants.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.”  Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of $290,375,000 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

As of June 30, 2022 and December 31, 2021, the ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$287,500,000
Less:
Proceeds allocated to Public Warrants	(10,625,000)
Ordinary share issuance costs	(22,445,125)
Fair value of over-allotment option	(237,529)
Plus:
Remeasurement adjustment of carrying value to redemption value	36,182,654
Ordinary shares subject to possible redemption, December 31, 2021	290,375,000
Remeasurement adjustment of carrying value to redemption value	149,691
Ordinary shares subject to possible redemption, June 30, 2022	290,524,691

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and June 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

	For the Three Months		For the Six Months
	Ended June 30, 2022		Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:	2,595,311	648,828	6,067,274	1,516,819
Allocation of net income
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500
Basic and diluted net income per ordinary share	$0.09	$0.09	$0.21	$0.21

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

Management does not believe that any recently issued, but not yet effective, accounting pronouncements if currently adopted, would have a material effect on the Company’s financial statements.

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

Promissory Note — Related Party

On March 16, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company was permitted to borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there were no outstanding balance under the Promissory Note.

General and Administrative Services

Commencing on the date the Units were first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, exclusive of 28,750,000 shares classified as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$290,524,691	$290,385,952
Liabilities:
Warrant liability – Private Placement Warrants	3	$815,835	$4,301,667
Warrant liability – Public Warrants	1	958,333	$5,415,541

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants at inception. The Private Placement Warrants are subsequently measured using the modified Black-Scholes model. Initially the Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. At June 30, 2022 and December 31, 2021, the Public Warrants were classified within Level 1 of the fair value hierarchy due to quoted prices in active markets for identical assets or liabilities.

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model were as follows during the measurement period:

	June 30,		December 31,		August 10,		July 6,
	2022		2021		2021		2021
Risk-free interest rate	3.00%		1.30%		1.0%		1.10%
Expected life of grants	5.8	years	5.8	years	6.1	years	6.3	years
Expected volatility of underlying stock	5.0%		9.5%		12.0%		17.0%
Dividends	0%		0%		0%		0%

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period March 15, 2021 (inception) through June 30, 2022:

Fair Value
Measurement Using
Level 3 Inputs
Total
Balance, March 15, 2021	$—
Derivative liabilities recorded on issuance of derivative Warrants	19,224,167
Transfer of public warrants from Level 3 to Level 1	(10,625,000)
Change in fair value of derivative liabilities	(4,297,500)
Balance, December 31, 2021	$4,301,667
Change in fair value or derivative liabilities	(3,485,832)
Balance, June 30, 2022	$815,835

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

Upon the closing of the Initial Public Offering and the Initial Private Placement, $252.5 million ($10.10 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Initial Private Placement was placed in a trust account (the “Trust Account”) in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act, which invest only in direct U.S., government treasury obligations until the earlier of: (i) the consummation of an Initial Business Combination or (ii) the distribution of the funds in the Trust Account to our shareholders, as described below.

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

Results of Operations

Our entire activity for the period from March 15, 2021 (inception) through June 30, 2022 was for completion of the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2022, we had net income of approximately $7.6 million, which was primarily comprised change in fair value derivative warrant liabilities of $7.9 million and dividend income of $0.1 million partially offset by general and administrative expenses of $0. 5 million.

For the three months ended June 30, 2022, we had net income of approximately $3.2 million, which was primarily comprised change in fair value derivative warrant liabilities of $3.3 million and dividend income of $0.1 million partially offset by general and administrative expenses of $ 0.2 million.

Our business activities since our Initial Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for an Initial Business Combination.

Liquidity and Capital Resources

As of June 30, 2022, we had $340,892 in cash. Net cash used in operating activities for the six months ended June 30, 2022 was $304,650.

Prior to the closing of our Initial Public Offering, our liquidity needs were satisfied through a cash payment of $25,000 from our Sponsor in exchange for the issuance of Class B ordinary shares and a loan of $300,000 (which was repaid on July 8, 2021) under a promissory note from our Sponsor. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management has determined that the combination period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a business combination will be successful within the combination period. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one year from the issuance date of these condensed financial statements. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. The underwriter is entitled to a deferred fee of $10,062,500.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited financial condensed statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

Class A ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.”  Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of $290,375,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s memorandum and articles of association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to material weakness in internal controls related to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A.  Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 15, 2022, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 16, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 15, 2022, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 16, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

Use of Proceeds

On July 6, 2021, we consummated the Initial Public Offering of 25,000,000 Units at $10.00 per Unit, generating gross proceeds of $250.0 million. Subsequently, on August 5, 2021, the underwriter fully exercised the over-allotment option, and the closing of the issuance and sale of the Over-Allotment Units occurred on August 10, 2021. The issuance by us of the 3,750,000 Over-Allotment Units at a price of $10.00 per Over-Allotment Unit resulted in total gross proceeds of $37.5 million. We incurred approximately $15.7 million of offering costs in connection with the Initial Public Offering, of which approximately $10.1 million was for deferred underwriting commissions.

After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the other offering costs incurred, a total of $290,375,000 of the net proceeds from our Initial Public Offering and certain of the proceeds from the Private Placements (or $10.10 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

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

MACONDRAY CAPITAL ACQUISITION CORP. I

Date: August 12, 2022	/s/ R. Grady Burnett
R. Grady Burnett
Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	/s/ W. Lance Conn
W. Lance Conn
Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer)