Form 10-Q
period 2022-09-30
Macondray Capital Acquisition Corp. I
filed 2022-11-09
CIK 1852771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, 28,750,000 Class A ordinary shares, par value $0.0001, and 7,187,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.

MACONDRAY CAPITAL ACQUISITION CORP. I

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONDENSED FINANCIAL STATEMENTS

Page No.
Financial Statements:
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (audited)	2
Condensed Statements of Operations (unaudited) for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and the period from March 15, 2021 (inception) through September 30, 2021	3
Condensed Statements of Changes in Shareholders’ Deficit (unaudited) for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from March 15, 2021 (inception) through September 30, 2021	4
Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and for the period from March 15, 2021 (inception) through September 30, 2021	5
Notes to Condensed Financial Statements (unaudited)	6

MACONDRAY CAPITAL ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$163,138	$645,542
Prepaid expenses	258,750	353,400
Total Current Assets	421,888	998,942
Prepaid expenses long term	—	172,500
Investments held in Trust Account	291,979,762	290,385,952
TOTAL ASSETS	$292,401,650	$291,557,394

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$88,206	$10,500
Total Current Liabilities	88,206	10,500
Derivative warrant liabilities	1,316,667	9,717,208
Deferred underwriting commission	10,062,500	10,062,500
Total Liabilities	11,467,373	19,790,208

Commitments and contingencies (Note 6)

Class A ordinary shares subject to possible redemption; 28,750,000 shares (the redemption value per Class A ordinary share was $10.16 as of September 30, 2022 and $10.10 as of December 31, 2021)	291,979,762	290,375,000
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; -0- shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	—	—
Accumulated deficit	(11,046,204)	(18,608,533)
Total Shareholders’ Deficit	(11,045,485)	(18,607,814)
TOTAL LIABLITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$292,401,650	$291,557,394

The accompanying notes are an integral part of these unaudited condensed financial statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				period from
		For the		March 15,
		Three		2021
		Months	For the Nine	(inception)
	For the Three	Ended	Months	through
	Months Ended	September 30,	Ended	September 30,
	September 30, 2022	2021	September 30, 2022	2021
Expenses:
Administrative fee – related party	$15,000	15,000	$45,000	15,000
General and administrative costs	314,572	404,235	782,261	411,165
Operating loss	(329,572)	(419,235)	(827,261)	(426,165)

Other income (expense):
Dividend income	1,455,071	3,736	1,593,811	3,736
Warrant related expenses	—	(1,053,211)	—	(1,053,211)
Change in fair value of warrants liabilities	457,499	10,018,501	8,400,541	10,018,501
Total other income	1,912,570	8,969,026	9,994,352	8,969,026

Net income	$1,582,998	$8,549,791	$9,167,091	$8,542,861

Class A Ordinary Shares subject to possible redemption – Weighted average shares outstanding, basic and diluted	28,750,000	25,728,022	28,750,000	11,765,075

Class A Ordinary Shares subject to possible redemption – Basic and diluted net income per ordinary share	$0.04	$0.26	$0.26	$0.45

Class B Ordinary Shares – Weighted average shares outstanding, basic and diluted	7,187,500	7,187,500	7,187,500	7,187,500

Class B Ordinary Shares – Basic and diluted net income per ordinary share	$0.04	$0.26	$0.26	$0.45

The accompanying notes are an integral part of these unaudited condensed financial statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
For the three and nine months ended September 30, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	—	$—	7,187,500	$719	$—	$(18,608,533)	$(18,607,814)
Net Income	—	—	—	—	—	4,339,954	4,339,954
Balance, March 31, 2022	—	—	7,187,500	719	—	(14,268,579)	(14,267,860)
Net Income	—	—	—	—	—	3,244,139	3,244,139
Remeasurement of Class A Ordinary Shares to Redemption value	—	—	—	—	—	(149,691)	(149,691)
Balance June 30, 2022	—	—	7,187,500	719	—	(11,174,131)	(11,173,412)
Net Income	—	—	—	—	—	1,582,998	1,582,998
Remeasurement of Class A Ordinary Shares to Redemption value	—	—	—	—	—	(1,455,071)	(1,455,071)
Balance September 30, 2022	—	$—	7,187,500	$719	$—	$(11,046,204)	$(11,045,485)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
For the three months ended September 30, 2021 and the period from March 15, 2021 (inception) through September 30, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net Loss	—	—	—	—	—	(6,930)	(6,930)
Balance, March 31, 2021	—	—	7,187,500	719	24,281	(6,930)	18,070
Net Loss	—	—	—	—	—	—	—
Balance, June 30, 2021	—	—	7,187,500	719	24,281	(6,930)	18,070
Class A ordinary shares accretion to redemption value	—	—	—	—	(24,281)	(26,415,043)	(26,439,324)
Net Income	—	—	—	—	—	8,549,791	8,549,791
Balance, September 30, 2021	—	—	7,187,500	$719	$—	$(17,872,182)	$(17,871,463)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MACONDRAY CAPITAL ACQUISITION CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Nine	period from
	Months	March 15, 2021
	Ended	(Inception) through
	September 30,	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$9,167,091	$8,542,861
Adjustments to reconcile net income to net cash used in operating activities
Transaction costs allocable to warrants	—	1,053,211
Dividends earned on investments held in the Trust	(1,593,810)	(3,736)
Changes in operating assets and liabilities:
Accrued formation costs	—	—
Prepaid expenses	267,150	(616,350)
Warrant liabilities	(8,400,541)	(10,018,501)
Accrued liabilities	77,706	—
Net cash used in operating activities	(482,404)	(1,042,515)

Cash flows from investing activities:
Cash deposited into trust account	—	(290,375,000)
Net cash used in investing activities	—	(290,375,000)

Cash flows from financing activities
Sale of units in public offering, net	—	281,099,132
Sale of warrants in private offering	—	11,125,000
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Repayment of Sponsor note	—	(300,000)
Proceeds from Sponsor note	—	300,000
Net cash provided by financing activities	—	292,249,132

Net change in cash	$(482,404)	$831,617
Cash at beginning of period	645,542	—
Cash at end of period	$163,138	$831,617

Non-cash financing activities:
Initial classification of potentially redeemable ordinary shares	$—	$290,375,000
Deferred underwriters’ fees	$—	$10,062,500
Initial classification of derivative warrant liability	$—	$19,279,167
Remeasurement of Class A ordinary shares to redemption value	$1,604,762	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective acquisition target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of September 30, 2022, cash and working capital were $163,138 and $333,682, respectively. As of December 31, 2021, cash and working capital were $645,542 and $988,442, respectively.

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

In the opinion of the Company’s management, the unaudited condensed financial statements as of September 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2022 and its results of operations and cash flows for the nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Investments Held In Trust Account

Investments held in Trust Account totaled $291,979,762 and $290,385,952 at September 30, 2022 and December 31, 2021, respectively, and are invested in a money market fund that is available for transactions on a daily basis and invests in securities as permitted under the trust agreement and is carried at fair value.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of $291,979,762 and $290,375,000 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

As of September 30, 2022 and December 31, 2021, the ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$287,500,000
Less:
Proceeds allocated to Public Warrants	(10,625,000)
Ordinary share issuance costs	(22,445,125)
Fair value of over-allotment option	(237,529)
Plus:
Remeasurement adjustment of carrying value to redemption value	36,182,654
Ordinary shares subject to possible redemption, December 31, 2021	290,375,000
Remeasurement adjustment of carrying value to redemption value	149,691
Ordinary shares subject to possible redemption, June 30, 2022	290,524,691
Remeasurement adjustment of carrying value to redemption value	1,455,071
Ordinary shares subject to possible redemption, September 30, 2022	$291,979,762

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022 and September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

	For the Three Months		For the Nine Months
	Ended September 30, 2022		Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:	1,266,398	316,600	7,333,673	1,833,418
Allocation of net income
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.26	$0.26

	For the Three Months		For the Period from March 15, 2021 (Inception)
	Ended September 30, 2021		Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:	6,682,841	1,866,950	5,303,100	3,239,761
Allocation of net income
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,728,022	7,187,500	11,765,075	7,187,500
Basic and diluted net income per ordinary share	$0.26	$0.26	$0.45	$0.45

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

Promissory Note — Related Party

On March 16, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company was permitted to borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, there were no outstanding balance under the Promissory Note.

General and Administrative Services

Commencing on the date the Units were first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, exclusive of 28,750,000 shares classified as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$291,979,762	$290,385,952
Liabilities:
Warrant liability – Private Placement Warrants	3	$741,667	$4,301,667
Warrant liability – Public Warrants	1	575,000	$5,415,541

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants at inception. The Private Placement Warrants are subsequently measured using the modified Black-Scholes model. Initially the Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. At September 30, 2022 and December 31, 2021, the Public Warrants were classified within Level 1 of the fair value hierarchy due to quoted prices in active markets for identical assets or liabilities.

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model were as follows during the measurement period:

	September 30,		December 31,		August 10,		July 6,
	2022		2021		2021		2021
Risk-free interest rate	4.00%		1.30%		1.0%		1.10%
Expected life	5.5	years	5.8	years	6.1	years	6.3	years
Expected volatility of underlying stock	5.0%		9.5%		12.0%		17.0%
Dividends	0%		0%		0%		0%

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period March 15, 2021 (inception) through September 30, 2022:

Fair Value
Measurement Using
Level 3 Inputs
Total
Balance, March 15, 2021	$—
Derivative liabilities recorded on issuance of derivative Warrants	19,224,167
Transfer of public warrants from Level 3 to Level 1	(10,625,000)
Change in fair value of derivative liabilities	(4,297,500)
Balance, December 31, 2021	$4,301,667
Change in fair value or derivative liabilities	(3,560,000)
Balance, September 30, 2022	$741,667

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

Results of Operations

Our entire activity for the period from March 15, 2021 (inception) through September 30, 2022 was for completion of the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2022, we had net income of approximately $9.2 million, which was primarily comprised of change in fair value derivative warrant liabilities of approximately $8.4 million and dividend income of approximately $1.6 million partially offset by general and administrative expenses of approximately $0.8 million.

For the period March 15, 2021 (inception) through September 30, 2021, we had net income of approximately $8.5 million, which was primarily comprised of change in fair value derivative warrant liabilities of $10 million partially offset by $1.1 million of warrant related expenses and general and administrative expenses of $0.4 million.

For the three months ended September 30, 2022, we had net income of approximately $1.6 million, which was primarily comprised of change in fair value derivative warrant liabilities of approximately $0.5 million and dividend income of approximately $1.5 million partially offset by general and administrative expenses of approximately $0.3 million.

For the three months ended September 30, 2021, we had net income of approximately $8.5 million, which was primarily comprised of change in fair value derivative warrant liabilities of $10 million partially offset by $1.1 million of warrant related expenses and general and administrative expenses of $0.4 million.

Our business activities since our Initial Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for an Initial Business Combination.

Liquidity and Capital Resources

As of September 30, 2022, we had $163,138 in cash. Net cash used in operating activities for the nine months ended September 30, 2022 was $482,404.

Prior to the closing of our Initial Public Offering, our liquidity needs were satisfied through a cash payment of $25,000 from our Sponsor in exchange for the issuance of Class B ordinary shares and a loan of $300,000 (which was repaid on July 8, 2021) under a promissory note from our Sponsor. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

Class A ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of $291,979,762 and $290,375,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to material weakness in internal controls related to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception described above.

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

MACONDRAY CAPITAL ACQUISITION CORP. I

Date: November 9, 2022	/s/ R. Grady Burnett
R. Grady Burnett
Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	/s/ W. Lance Conn
W. Lance Conn
Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer)